Form 10-Q
period 1996-06-01
TECNOL MEDICAL PRODUCTS INC
filed 1996-07-15
CIK 876968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 1, 1996

                                      -or-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                   to                  .
                                       -------------------   -------------------

Commission file number:    0-19524

                        TECNOL MEDICAL PRODUCTS, INC.
           (Exact name of registrant as specified in its charter)

           DELAWARE                                     75-1516861
- - --------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)


                           7201 INDUSTRIAL PARK BLVD.
                            FORT WORTH, TEXAS  76180
                    (Address of principal executive offices)

Registrant's telephone number, including area code:     (817) 581-6424

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]   No
    ------     ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes          No
   ---------   ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    19,956,825 shares common stock, par value $.001, as of July 10, 1996

TECNOL MEDICAL PRODUCTS, INC.



                                FORM 10-Q INDEX


PART I           FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

Item 1.          Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

                 Condensed Consolidated Balance Sheets as of
                 December 2, 1995, and June 1, 1996 . . . . . . . . . . . . . . . . . . . . . . . .     3

                 Condensed Consolidated Statements of Income for the Quarters and
                 Year-to-Date Periods Ended June 3, 1995, and June 1, 1996  . . . . . . . . . . . .     5

                 Condensed Consolidated Statements of Cash Flows for the Year-to-
                 Date Periods Ended June 3, 1995, and June 1, 1996  . . . . . . . . . . . . . . . .     6

                 Notes to Condensed Consolidated Interim Financial Statements . . . . . . . . . . .     7

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10


PART II          OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

Item 4.          Submission of Matters to Vote of Security Holders  . . . . . . . . . . . . . . . .    14

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .    14


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             Dec. 2,               June 1,
                                                               1995                 1996
                                                           ------------         ------------
                     ASSETS                                                      (unaudited)
                     ------

CURRENT ASSETS:
   Cash and cash equivalents                               $    230,401         $  2,356,454
   Accounts receivable, net of allowance
     for doubtful accounts of $857,000 in 1995
     and $881,000 in 1996                                    22,712,480           25,323,744
   Inventories                                               34,007,789           29,164,285
   Other current assets                                       2,567,580            3,011,763
                                                           ------------         ------------
       Total current assets                                  59,518,250           59,856,246


NET PROPERTY, PLANT AND EQUIPMENT                            43,505,530           45,965,258


OTHER ASSETS:
   Goodwill, net of accumulated amortization
     of $2,290,000  in 1995 and $2,946,000 in 1996           35,194,066           39,414,608
   Other purchased intangible assets, net of
     accumulated amortization of $2,432,000 in
     1995 and $2,802,000 in 1996                              1,061,102            1,079,987
   Patents and trademarks, net of accumulated
     amortization of $476,000 in 1995 and $590,000
     in 1996                                                  2,278,506            2,342,574
   Other                                                      1,882,196            1,787,185
                                                           ------------         ------------
       Total other assets                                    40,415,870           44,624,354
                                                           ------------         ------------
       Total assets                                        $143,439,650         $150,445,858
                                                           ============         ============





     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Continued)

                                                                     Dec. 2,               June 1,
                                                                      1995                   1996
                                                                   ------------           ------------
                                                                                         (unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                              $  4,830,532           $  4,257,455
     Bank line of credit borrowings                                   3,530,000               -
     Accrued expenses                                                 2,911,498              2,989,497
     Income taxes payable                                               372,343                518,926
     Current maturities of long-term debt                             2,771,610              6,634,055
                                                                   ------------           ------------
         Total current liabilities                                   14,415,983             14,399,933

LONG-TERM DEBT, net of current maturities                            13,000,581             11,232,264
DEFERRED INCOME TAXES                                                 5,480,589              5,080,589
                                                                   ------------           ------------
         Total liabilities                                           32,897,153             30,712,786

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000
       shares authorized, no shares issued                               -                    -
     Common stock, $.001 par value, 50,000,000
       shares authorized, 21,091,021 shares issued
       in 1995 and 21,115,925 shares issued in 1996                      21,091                 21,116
     Additional paid-in capital                                      27,601,899             27,740,177
     Retained earnings                                               87,754,688             96,854,163
                                                                   ------------           ------------
                                                                    115,377,678            124,615,456
     Less-treasury stock, at cost:
       1,157,052 shares in 1995 and 1,159,489 shares in 1996          3,481,994              3,529,197
     Less-unearned employee stock ownership shares,
       90,000 shares in 1995 and 1996                                 1,353,187              1,353,187
                                                                   ------------           ------------
         Total stockholders' equity                                 110,542,497            119,733,072
                                                                   ------------           ------------

         Total liabilities and stockholders' equity                $143,439,650           $150,445,858
                                                                   ============           ============






     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                 Quarters Ended June 3, 1995, and June 1, 1996


                                                         Quarter Ended                       Year-To-Date
                                                 -----------------------------       -------------------------------
                                                   June 3,           June 1,          June 3,             June 1,
                                                    1995              1996              1995                1996
                                                 -----------       -----------       -----------         -----------
                                                 (unaudited)       (unaudited)       (unaudited)         (unaudited)
NET SALES                                        $34,395,425       $36,338,381       $63,098,686         $71,582,002
COST OF GOODS SOLD                                17,630,159        20,317,158        32,526,895          39,895,887
                                                 -----------       -----------       -----------         -----------
         Gross profit                             16,765,266        16,021,223        30,571,791          31,686,115

SELLING EXPENSES                                   5,888,503         6,242,520        10,902,964          11,931,216
GENERAL AND ADMINISTRATIVE EXPENSES                1,904,112         1,948,599         3,823,889           4,016,858
RESEARCH AND DEVELOPMENT EXPENSES                    469,185           403,429           835,915             861,420
                                                 -----------       -----------       -----------         -----------
         Income from operations                    8,503,466         7,426,675        15,009,023          14,876,621

OTHER INCOME (EXPENSE):
   Interest income                                    13,885            88,006            46,959              93,475
   Interest expense                                 (354,726)         (214,695)         (653,218)           (600,490)
   Other, net                                       (351,527)         (246,467)         (740,464)           (703,987)
                                                 -----------       -----------       -----------         -----------
         Total other income (expense)               (692,368)         (373,156)       (1,346,723)         (1,211,002)
                                                 -----------       -----------       -----------         -----------

         Income before provision
            for income taxes                       7,811,098         7,053,519        13,662,300          13,665,619

PROVISION FOR INCOME TAXES                         2,873,640         2,288,170         5,016,594           4,566,144
                                                 -----------       -----------       -----------         -----------

NET INCOME                                        $4,937,458        $4,765,349        $8,645,706          $9,099,475
                                                 ===========       ===========       ===========         ===========

Net income per common and common
    equivalent share                                   $0.25             $0.24             $0.43               $0.45
                                                 ===========       ===========       ===========         ===========
Weighted average number of common and
   common equivalent shares outstanding           20,117,632        20,172,505        20,080,406          20,152,694
                                                 ===========       ===========       ===========         ===========






     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           Year-to-Date Periods Ended June 3, 1995, and June 1, 1996

                                                                                    Year to Date
                                                                         ----------------------------------
                                                                             June 3,            June 1,
                                                                              1995               1996
                                                                         -------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   8,645,706    $       9,099,475
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                            2,225,848            2,222,710
     Amortization                                                              997,668            1,172,787
     Increase (decrease) in deferred income taxes                              210,000             (400,000)
     Net change in assets and liabilities, excluding acquisitions-
         Accounts receivable                                                (4,064,582)          (2,611,264)
         Other current assets                                                 (470,507)            (444,183)
         Inventories                                                        (5,536,016)           5,396,025
         Accounts payable                                                    1,742,565             (823,077)
         Accrued expenses                                                     (552,731)              75,674
         Income taxes payable                                                  253,894              146,583
                                                                         -------------    -----------------
                Total adjustments                                           (5,193,861)           4,735,255
                                                                         -------------    -----------------
     Net cash provided by operating activities                               3,451,845           13,834,730
                                                                         -------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                (4,050,282)          (4,282,438)
   Cash paid for acquisitions, net of cash acquired                         (2,058,325)          (5,169,463)
   Expenditures for patents and trademarks                                    (188,791)            (178,696)
   Increase in other assets                                                   (246,976)             (68,308)
                                                                         -------------    -----------------
     Net cash used in investing activities                                  (6,544,374)          (9,698,905)
                                                                         -------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in bank line of credit                                2,210,000           (3,530,000)
   Proceeds from bank loan                                                      -                 5,500,000
   Principal payments on long-term debt                                     (1,926,470)          (4,070,872)
   Net proceeds from exercise of stock options                                 397,970               91,100
                                                                         -------------    -----------------
     Net cash provided by (used in) financing activities                       681,500           (2,009,772)
                                                                         -------------    -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (2,411,029)           2,126,053

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                     2,559,997              230,401
                                                                         -------------    -----------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                       $     148,968    $       2,356,454
                                                                         =============    =================
SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
     Interest                                                            $     749,466    $         630,324
     Income taxes                                                        $   4,608,010    $       5,041,927
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of note for acquisition of assets                            $      -         $         665,000


         See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and year-to-date periods ended June 1, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1996.

   The Company's fiscal year is the fifty-two or fifty-three week period ending on the Saturday nearest to November 30. The quarter and year-to-date periods ended June 3, 1995 and June 1, 1996 each include thirteen and twenty-six weeks, respectively. The fiscal year ending November 30, 1996, will include 52 weeks.


NOTE 2 -- NET INCOME PER SHARE

   The following table reconciles the number of common shares shown as outstanding on the consolidated balance sheet with the number of common and common equivalent shares used in computing primary net income per share:


                                                       Quarter                             Year-to-Date
                                             ------------------------------        ------------------------------
                                               June 3,             June 1,           June 3,            June 1,
                                                1995                1996              1995                1996
                                             ----------          ----------        ----------          ----------
                                             (unaudited)         (unaudited)       (unaudited)         (unaudited)
Common shares outstanding                    19,913,168          19,956,436        19,913,168          19,956,436

Effect of using weighted average common
and common equivalent shares
outstanding during the period                   (27,591)            (15,935)          (25,920)            (16,229)

Effect of using weighted average
unearned ESOP shares                           (108,750)            (78,750)         (112,500)            (82,500)

Effect of assuming exercise of
outstanding stock options based on the
treasury stock method                           340,805             310,754           305,658             294,987
                                             ----------          ----------        ----------          ----------
Shares used in computing primary net
income per share                             20,117,632          20,172,505        20,080,406          20,152,694
                                             ==========          ==========        ==========          ==========


Primary and fully diluted net income per share are not materially different.

                         TECNOL MEDICAL PRODUCTS, INC.

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


   Net income per common and common equivalent share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Stock options are the only common stock equivalents.


NOTE 3 -- LONG-TERM DEBT

   Long-term debt at December 2, 1995, and June 1, 1996, consists of the following:



                                                                                Dec. 2,             June 1,
                                                                                  1995                1996
                                                                               -----------         -----------
                           Industrial Revenue Bonds                            $ 3,600,000         $ 3,600,000
                           Bank term loans                                      11,537,500          13,112,500
                           Other installment obligations                           634,691           1,153,819
                                                                               -----------         -----------
                                                                                15,772,191          17,866,319
                           Less-current maturities                              (2,771,610)         (6,634,055)
                                                                               -----------         -----------
                                                                               $13,000,581         $11,232,264
                                                                               ===========         ===========


NOTE 4 -- INVENTORIES

      Inventories at December 2, 1995, and June 1, 1996, consist of the following:

                                                                                Dec. 2,             June 1,
                                                                                  1995                1996
                                                                               -----------         -----------
                           Raw materials                                       $16,162,047         $14,504,345
                           Work-in-process                                       1,008,336           1,704,471
                           Finished goods                                       16,837,406          12,955,469
                                                                               -----------         -----------
                                                                               $34,007,789         $29,164,285
                                                                               ===========         ===========




NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 2, 1995, and June 1, 1996, consists of the following:

                                                                                Dec. 2,             June 1,
                                                                                  1995                1996
                                                                               -----------         -----------
                           Land                                                $ 6,108,588         $ 6,118,717
                           Buildings and improvements                           13,787,825          14,256,815
                           Automotive equipment                                  2,825,575           2,985,771
                           Manufacturing equipment                              30,771,624          33,066,032
                           Office furniture and equipment                        7,829,785           8,998,301
                           Construction-in-progress                              3,138,329           3,718,528
                                                                               -----------         -----------
                                                                                64,461,726          69,144,164
                           Less accumulated depreciation                       (20,956,196)        (23,178,906)
                                                                               -----------         -----------
                                                                               $43,505,530         $45,965,258
                                                                               ===========         ===========


    The Company increased the useful life on certain manufacturing equipment from 10 years to 20 years, reducing depreciation expense on these machines by approximately $400,000 for the six month period of fiscal year 1996 as compared to the six month period of fiscal year 1995.

NOTE 6 -- CONTINGENCIES

   On August 21, 1995, a class action lawsuit was filed in the United States District Court for the Northern District of Texas against the Company and several executive officers of the Company. The class action suit was brought by a stockholder on his own behalf and on behalf of other persons who purchased the Company's stock from the period January 10, 1995, to July 17, 1995. The suit claims that the defendants disseminated false and misleading statements to the investing public with respect to a 1995 inventory reduction in the Company's products taken by the Company's largest distributor, resulting in an artificially high price for Company stock. The suit seeks an unspecified amount of damages. Management intends to defend the allegations vigorously.

   The Company is a party to certain other litigation and claims arising out of the conduct of its business. While the final outcome of any litigation cannot be determined with certainty, management believes that the final outcome of any current litigation will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This analysis of the Company's operations encompassing the quarter and year-to-date periods ended June 3, 1995, and June 1, 1996, should be considered in conjunction with the condensed consolidated balance sheets, statements of operations and statements of cash flows.

Results of Operations
- - ---------------------

   Net sales increased 5.6% from $34.4 million in the second quarter of fiscal 1995 to $36.3 million in the second quarter of fiscal 1996. For the six month period, net sales increased 13.4% from $63.1 million in fiscal 1995 to $71.6 million in fiscal 1996. The growth in net sales was principally the result of increases in unit sales of existing products, new product introductions and increased sales from contract manufacturing. The Company experienced significant sales increases in its Specialty Markets and Industrial/Safety divisions for the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 (24.2% and 32.5%, respectively) and the six month period of fiscal 1996 compared to the six month period of fiscal 1995 (25.4% and 34.6%, respectively). Sales for the Hospital Products division increased 3.8% for the six month period in fiscal 1996 as compared to fiscal 1995; however, sales for the second quarter of fiscal 1996 decreased 14.1% compared to a strong second quarter of fiscal 1995. The International division experienced a sales increase of 20.3% for the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 as shipments which were delayed from the first quarter of fiscal 1996 occurred in the second quarter of fiscal 1996, resulting in sales increasing 7.3% for the six month period of fiscal 1996 compared to the six month period of fiscal 1995. Sales for the Orthopedics division decreased 8.5% for the second quarter and 4.3% for the six month period in fiscal 1996 as compared to fiscal 1995 primarily because the Company lost sales in certain low margin SPORTS SUPPORTS(R) products as prices were raised to increase overall profitability. Contract manufacturing generated sales of approximately $2.9 million in the second quarter of fiscal 1996 and $4.2 million for the six month period of fiscal 1996 compared to approximately $200,000 for the six month period of fiscal 1995.

   The gross profit margin decreased from 48.7% in the second quarter of fiscal 1995 to 44.1% in the second quarter of fiscal 1996. For the six month period, the gross profit margin decreased from 48.5% in fiscal 1995 to 44.3% in fiscal 1996. The decrease in the gross profit margin during fiscal 1996 compared to fiscal 1995 is primarily due to unabsorbed overhead costs associated with lower production levels as the Company reduced its finished goods inventory, inefficiencies of transitioning labor-intensive products to its Mexican manufacturing facility, transition costs from the Sparta wound care acquisition, and anticipated lower margins associated with contract manufacturing. Additionally, the gross profit margin was negatively impacted by a change in mix of products sold as the Company's highest margin division, the Hospital Products division, accounted for 46% of sales in the second quarter of fiscal 1996 compared to 57% for the second quarter of fiscal 1995 as significant sales increases continued in contract manufacturing and the alternate care and industrial safety markets. For the first six months of fiscal 1996, the Hospital Products division accounted for 50% of Company sales. Because significant aspects of the foregoing factors are anticipated to continue, management does not expect gross profit margin to return to the level of the first six months of fiscal 1995. Gross profit margin was positively impacted as the Company increased the useful life on certain manufacturing equipment from 10 years to 20 years, reducing depreciation expense on these machines by approximately $400,000 for the six month period of fiscal year 1996 as compared to the six month period of fiscal year 1995.

   Selling expenses increased 6.0% from $5.9 million in the second quarter of fiscal 1995 to $6.2 million in the second quarter of fiscal 1996. The increase in the second quarter of fiscal year 1996 compared to the second quarter of fiscal year 1995 is primarily due to certain expenses associated with the introduction of the PFR95(TM) respirator mask. For the six month period, selling expenses increased 9.4% from $10.9 million in fiscal 1995 to $11.9 million in fiscal 1996. As a percentage of net sales, selling expenses have increased slightly from 17.1% of net sales in the second quarter of fiscal 1995 to 17.2% of net sales in the second quarter of fiscal 1996 and decreased from 17.3% in the first six months of fiscal 1995 to 16.7% in the first six months of fiscal 1996. The decrease in selling expenses as a percentage of net sales for the six month period is primarily due to the fixed nature of most of these expenses as the Company did not increase the number of its sales territories, and contract manufacturing sales required minimal selling expenses.

   General and administrative expenses remained constant at $1.9 million for the second quarter of fiscal 1995 and the second quarter of fiscal 1996. For the six month period, general and administrative expenses have increased from $3.8 million in fiscal 1995 to $4.0 million in fiscal 1996. As a percentage of net sales, general and administrative expenses were 5.5% in the second quarter of 1995 (6.1% in the first six months of 1995) compared to 5.4% in the second quarter of 1996 (5.6% in the first six months of 1996). Research and development expenses decreased by 14.0% from approximately $469,000 in the second quarter of fiscal 1995 to approximately $403,000 in the second quarter of fiscal 1996. For the six month period, research and development expenses increased 3.1% from $836,000 in fiscal 1995 to $861,000 in fiscal 1996.

   Income from operations decreased 12.7% from $8.5 million in the second quarter of fiscal 1995 to $7.4 million in the second quarter of fiscal 1996. For the six month period, income from operations decreased 1.0% from $15.0 million in fiscal 1995 to $14.9 million in fiscal 1996. Operating margin decreased from 24.7% in the second quarter of fiscal 1995 to 20.4% in the second quarter of fiscal 1996. For the six month period, operating margin decreased from 23.8% in fiscal 1995 to 20.8% in 1996. The decrease in operating margin is primarily a result of the decrease in gross profit margin previously mentioned.

   Other income (expense) represented expense of approximately $373,000 in the second quarter of fiscal 1996, compared to expense of approximately $692,000 in the second quarter of fiscal 1995. The decrease in expense was caused primarily from lower interest expense resulting from a reduction in outstanding debt, and additional interest income related to cash equivalents and past due receivables, which were partially offset by an increase in amortization expense of certain purchased intangible assets. For the six month period, other expense totaled approximately $1.2 million in fiscal 1996, compared to approximately $1.3 million in fiscal 1995. Amortization expense included in other income (expense) was approximately $413,000 in the second quarter of fiscal 1995, compared to approximately $504,000 in the second quarter of fiscal 1996. For the six month period, this amortization expense was approximately $800,000 in 1995, compared to approximately $993,000 in 1996.

   Tecnol's effective income tax rate decreased from 36.7% for the six month period of fiscal 1995 to 33.4% for the six month period of fiscal 1996. This decrease was primarily due to a revision in estimated reserves required for federal income taxes.

   Net income decreased 3.5% from $4.9 million in the second quarter of fiscal 1995 to $4.8 million in the second quarter of 1996 as a result of the foregoing factors. For the six month period, net income increased 5.2% from $8.6 million in fiscal 1995 to $9.1 million in fiscal 1996. Net income per share decreased 4.0% from $0.25 in the second quarter of fiscal 1995 to $0.24 in the second quarter of fiscal 1996. For the six month period, net income per share increased 4.7% from $0.43 in fiscal 1995 to $0.45 in fiscal 1996.

   There have been recent legislative proposals designed to significantly reform the way health care services are provided in the United States. The Company cannot predict whether any significant legislation will be enacted into law or, if enacted, what effect the legislation will have on its business. There are also changes in the structure and business methods within the health care industry, initiated by the private sector through managed care and other strategies. The objective of some of these changes is to reduce costs of health care. These changes include changes in the methods and strategies used in the sales, marketing, distribution and purchasing of medical devices. The Company cannot quantify what effect, if any, these changes will have on its business.

Liquidity and Capital Resources
- - -------------------------------

   The Company believes that cash flow from operations, together with existing cash and cash equivalents and periodic utilization of its line of credit, will be sufficient to meet working capital requirements and normal capital expenditures for at least the next twelve months. The Company is currently in the process of evaluating its facilities requirements for manufacturing, warehousing of inventory, engineering, product development and office space. Remodeling of and additions to existing facilities to meet some of these requirements are expected during fiscal 1996. An addition of approximately 36,000 square feet to the Company's headquarters facility to accommodate the Company's engineering and product development groups is currently being considered. The design has not been concluded but the current estimated cost of this addition is $2,500,000 to $3,000,000. During fiscal 1995, the Company paid approximately $1.8 million for 25 acres of land to build a new distribution facility. The distribution facility is currently in the design phase and the method of financing has not yet been determined. Construction of this facility is anticipated to take 18 months. The Company has entered into an interim lease of distribution space and has deferred construction of the distribution center while adequate interim space remains available. The Company is planning to build a second manufacturing facility in Mexico to be in operation by early fiscal 1997. The cost of this facility, including land, is estimated to be approximately $2,000,000. The Company may use long-term financing for these facilities projects and any acquisition opportunities that may arise.

   The Company's working capital increased from $45.1 million at the end of fiscal 1995 to $45.5 million at June 1, 1996. Net cash generated by operating activities for the fiscal year-to-date period ended June 1, 1996, totaled $13.8 million. For the six month period of fiscal 1996, cash generated by operating activities, together with $5.5 million from borrowings under a bank loan, was used to finance a $5.2 million acquisition, $4.3 million in capital expenditures, repayment of long-term debt of $4.1 million, and $3.5 million repayment of the bank line of credit. Accounts receivable increased from $22.7 million at the end of fiscal year 1995 to $25.3 million at June 1, 1996, primarily due to an increase in net sales for the second quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995. The decrease in inventory from $34.0 million on December 2, 1995, to $29.2 million on June 1, 1996, is due to higher sales and lower production levels as the Company continued efforts to reduce its inventory.

   On June 1, 1996, the Company had no amounts outstanding and $10,000,000 available under its bank line of credit. The line of credit expires March 12, 1997. The Company also had $2,250,000 available under a reducing revolving bank line of credit.


Forward-Looking Statements
- - --------------------------

   Statements, either written or oral, which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. These statements are made to provide the public with management's assessment of the Company's business. Caution must be taken to consider these statements in light of the following factors: the Company assumes that products in development will be introduced successfully and on schedule; the Company will make acquisitions which contribute to profitability; key distributors will make purchases at the same level as their sales; demand for the Company's products will follow recent growth trends; the Company will continue to expand into markets other than U.S. hospitals; competitors will not introduce new products which will substantially reduce Tecnol's market share in its most significant product lines; conversion from standard face masks to specialty face masks will continue in the markets Tecnol serves; and the Company will continue to manufacture high quality products at competitive costs and maintain or increase product pricing. In the event any of the above factors do not occur as management anticipates, actual results could differ materially from the expectations expressed in the forward-looking statements.

                         PART II  -  OTHER INFORMATION


Item 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    The Company held its annual stockholders meeting on April 11, 1996. At the annual meeting, Valerie Hubbard and Jack Johnson were re-elected as Class II directors. The number of votes cast for, withheld from, cast against and the number of broker nonvotes with respect to Mrs. Hubbard was 15,715,737; 560,296; 0 and 0, respectively. The number of votes cast for, withheld from, cast against and the number of broker nonvotes with respect to Mr. Johnson was 15,770,659; 505,374; 0 and 0, respectively. The terms of office of the Class III directors, Van Hubbard and Kirk Brunson, continue until 1997. The terms of office of the Class I directors, James Kenney and David Radunsky, continue until 1998.

    Also at the annual meeting, the stockholders approved an amendment to the 1991 Tecnol Stock Option Plan (the "Plan") to increase the number of shares of common stock as to which options can be granted under the Plan from 1,500,000 to 2,000,000 and to extend its term. The number of votes cast for, cast against, the number of abstentions and the number of broker nonvotes with respect to the proposed amendment was 15,836,724; 353,986; 62,323 and 23,000, respectively.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits - The following exhibits are filed as part of this report:
      10(a)(1)       Amendment to 1991 Tecnol Stock Option Plan adopted
                     February 25, 1993
      10(a)(2)       Amendment to 1991 Tecnol Stock Option Plan effective
                     October 12, 1995
      10(b)(15)      $10,000,000 Promissory Note (Revolving Line of Credit) of
                     Tecnol dated March 13, 1996, payable to NationsBank of
                     Texas, N.A.
      10(b)(22)      First 1996 Modification Agreement dated effective March
                     13, 1996, by and among Tecnol, NationsBank Texas, N.A.,
                     Tecnol, Inc., TCNL Technologies, Inc., Tecnol
                     International (V.I.), Inc., La Ada de Acuna, S.A., Tecnol
                     Consumer Products, Inc., Tecnadyne Scientific Incorporated
                     and Tecnol New Jersey Wound Care, Inc., modifying and
                     extending the Third Amended and Restated Loan Agreement
   ** 10(k)          Jeffrey A. Nick Incentive Stock Option, Trade Secret,
                     Invention and Non-Competition Agreement dated November 20,
                     1995
      10(o)(1)       Form of Incentive Stock Option, Trade Secret, Invention
                     and Non-Competition Agreement
      27             Financial Data Schedule

   **                Management contract or compensatory plan or arrangement.

(b)   No reports on Form 8-K were filed during the quarter ended June 1, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECNOL MEDICAL PRODUCTS, INC.
                                       ----------------------------------------
                                                    (Registrant)



Date:    July 15, 1996                 /s/David Radunsky
         -------------                 ----------------------------------------
                                       DAVID RADUNSKY, Chief Operating Officer



Date:    July 15, 1996                 /s/Jeffrey A. Nick
         -------------                 ----------------------------------------
                                       JEFFREY A. NICK, Vice President Finance
                                       and Accounting

                                 EXHIBIT INDEX

    Exhibit
    Number                        Description
    -------                       -----------
      10(a)(1)       Amendment to 1991 Tecnol Stock Option Plan adopted
                     February 25, 1993
      10(a)(2)       Amendment to 1991 Tecnol Stock Option Plan effective
                     October 12, 1995
      10(b)(15)      $10,000,000 Promissory Note (Revolving Line of Credit) of
                     Tecnol dated March 13, 1996, payable to NationsBank of
                     Texas, N.A.
      10(b)(22)      First 1996 Modification Agreement dated effective March
                     13, 1996, by and among Tecnol, NationsBank Texas, N.A.,
                     Tecnol, Inc., TCNL Technologies, Inc., Tecnol
                     International (V.I.), Inc., La Ada de Acuna, S.A., Tecnol
                     Consumer Products, Inc., Tecnadyne Scientific Incorporated
                     and Tecnol New Jersey Wound Care, Inc., modifying and
                     extending the Third Amended and Restated Loan Agreement
   ** 10(k)          Jeffrey A. Nick Incentive Stock Option, Trade Secret,
                     Invention and Non-Competition Agreement dated November 20,
                     1995
      10(o)(1)       Form of Incentive Stock Option, Trade Secret, Invention
                     and Non-Competition Agreement
      27             Financial Data Schedule

   **                Management contract or compensatory plan or arrangement.