Form 10-Q
period 1996-08-31
TECNOL MEDICAL PRODUCTS INC
filed 1996-10-15
CIK 876968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended August 31, 1996

                                      -or-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to                .
                                        ----------------  ----------------

Commission file number:    0-19524
                       ---------------

                         TECNOL MEDICAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                      75-1516861
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)


                           7201 INDUSTRIAL PARK BLVD.
                           --------------------------
                            FORT WORTH, TEXAS  76180
                            ------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:    (817) 581-6424
                                                       --------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------     -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes           No
    -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    19,957,491 shares common stock, par value $.001, as of October 10, 1996
    -----------------------------------------------------------------------

TECNOL MEDICAL PRODUCTS, INC.



                                FORM 10-Q INDEX


PART I           FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . .   3

Item 1.          Financial Statements     . . . . . . . . . . . . . . . . .   3

                 Condensed Consolidated Balance Sheets as of
                 December 2, 1995, and August 31, 1996    . . . . . . . . .   3

                 Condensed Consolidated Statements of Income for the Quarters
                 and Year-to-Date Periods Ended September 2, 1995, and
                 August 31, 1996 . . . . . . . . . . . . . . . . . . . . . .  5

                 Condensed Consolidated Statements of Cash Flows for the
                 Year-to-Date Periods Ended September 2, 1995,
                 and August 31, 1996    . . . . . . . . . . . . . . . . . .   6

                 Notes to Condensed Consolidated Interim
                 Financial Statements     . . . . . . . . . . . . . . . . .   7

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . .  10


PART II          OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . .  14

Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  14

Item 6.          Exhibits and Reports on Form 8-K   . . . . . . . . . . . .  14


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                         PART I - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

                         TECNOL MEDICAL PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          Dec. 2,       Aug. 31,
                                                           1995           1996
                                      ASSETS           ------------   ------------
                                      ------                          (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                         $    230,401   $  7,107,957
     Accounts receivable, net of allowance
       for doubtful accounts of $857,000 in 1995
       and $2,270,000 in 1996                            22,712,480     21,664,612
     Inventories                                         34,007,789     27,163,759
     Prepaid income taxes                                      --        1,040,973
     Other current assets                                 2,567,580      2,904,451
                                                       ------------   ------------
                Total current assets                     59,518,250     59,881,752


NET PROPERTY, PLANT AND EQUIPMENT                        43,505,530     47,975,476


OTHER ASSETS:
     Goodwill, net of accumulated amortization
       of $2,290,000 in 1995 and $3,275,000 in 1996      35,194,066     39,087,418
     Other purchased intangible assets, net of
       accumulated amortization of $2,432,000 in
       1995 and $2,974,000 in 1996                        1,061,102        911,741
     Patents and trademarks, net of accumulated
       amortization of $476,000 in 1995 and $653,000
       in 1996                                            2,278,506      2,706,260
     Other                                                1,882,196      1,764,406
                                                       ------------   ------------
                Total other assets                       40,415,870     44,469,825
                                                       ------------   ------------

                Total assets                           $143,439,650   $152,327,053
                                                       ============   ============





     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (CONTINUED)

                                                                 Dec. 2,        Aug. 31,
                                                                  1995            1996
                                                               ------------   ------------
                                                                               (unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                          $  4,830,532   $  7,236,807
     Bank line of credit borrowings                               3,530,000           --
     Accrued expenses                                             2,911,498      4,400,870
     Income taxes payable                                           372,343           --
     Current maturities of long-term debt                         2,771,610      3,733,916
                                                               ------------   ------------
                 Total current liabilities                       14,415,983     15,371,593

LONG-TERM DEBT, net of current maturities                        13,000,581     10,032,189
DEFERRED INCOME TAXES                                             5,480,589      4,966,589
                                                               ------------   ------------
                 Total liabilities                               32,897,153     30,370,371

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000
       shares authorized, no shares issued                             --             --
     Common stock, $.001 par value, 50,000,000
       shares authorized, 21,091,021 shares issued
       in 1995 and 21,116,980 shares issued in 1996                  21,091         21,117
     Additional paid-in capital                                  27,601,899     27,832,382
     Retained earnings                                           87,754,688     98,985,567
                                                               ------------   ------------
                                                                115,377,678    126,839,066
     Less-treasury stock, at cost:
       1,157,052 shares in 1995 and 1,159,489 shares in 1996      3,481,994      3,529,197
     Less-unearned employee stock ownership shares,
       90,000 shares in 1995 and 1996                             1,353,187      1,353,187
                                                               ------------   ------------
                 Total stockholders' equity                     110,542,497    121,956,682
                                                               ------------   ------------

                 Total liabilities and stockholders' equity    $143,439,650   $152,327,053
                                                               ============   ============




     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

 QUARTERS AND YEAR-TO-DATE PERIODS ENDED SEPTEMBER 2, 1995, AND AUGUST 31, 1996

                                                         Quarter Ended                   Year-To-Date
                                                ------------------------------    ------------------------------
                                                    Sept. 2,        Aug. 31,        Sept. 2,         Aug. 31,
                                                     1995             1996            1995            1996
                                                -------------    -------------    -------------    -------------
                                                 (unaudited)      (unaudited)      (unaudited)      (unaudited)
NET SALES                                       $  26,282,957    $  35,970,954    $  89,381,643    $ 107,552,956
COST OF GOODS SOLD                                 15,835,203       22,373,285       48,362,098       62,269,172
                                                -------------    -------------    -------------    -------------
                 Gross profit                      10,447,754       13,597,669       41,019,545       45,283,784

SELLING EXPENSES                                    5,760,634        5,539,635       16,663,598       17,470,851
GENERAL AND ADMINISTRATIVE EXPENSES                 2,072,995        3,211,113        5,896,884        7,227,971
RESEARCH AND DEVELOPMENT EXPENSES                     325,934          412,157        1,161,849        1,273,577
                                                -------------    -------------    -------------    -------------
                 Income from operations             2,288,191        4,434,764       17,297,214       19,311,385

OTHER INCOME (EXPENSE):
   Interest income                                      7,040           28,799           53,999          122,274
   Interest expense                                  (337,998)        (153,384)        (991,216)        (753,874)
   Litigation settlement expense                         --           (550,000)            --           (550,000)
   Other, net                                        (383,296)        (564,951)      (1,123,760)      (1,268,938)
                                                -------------    -------------    -------------    -------------
                 Total other income (expense)        (714,254)      (1,239,536)      (2,060,977)      (2,450,538)
                                                -------------    -------------    -------------    -------------

                 Income before provision
                    for income taxes                1,573,937        3,195,228       15,236,237       16,860,847

PROVISION FOR INCOME TAXES                            579,048        1,063,824        5,595,642        5,629,968
                                                -------------    -------------    -------------    -------------

NET INCOME                                      $     994,889    $   2,131,404    $   9,640,595    $  11,230,879
                                                =============    =============    =============    =============

Net income per common and common
   equivalent share                             $        0.05    $        0.11    $        0.48    $        0.56
                                                =============    =============    =============    =============

Weighted average number of common and
   common equivalent shares outstanding            20,154,793       20,163,764       20,106,594       20,153,648
                                                =============    =============    =============    =============





     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
       YEAR-TO-DATE PERIODS ENDED SEPTEMBER 2, 1995, AND AUGUST 31, 1996


                                                                                 Year to Date
                                                                          ----------------------------
                                                                            Sept. 2,          Aug. 31,
                                                                              1995             1996
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                         $  9,640,595    $ 11,230,879
       Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                       3,412,809       3,160,381
          Amortization                                                       1,498,349       1,703,845
          Increase  (decrease) in deferred income taxes                        210,000        (514,000)
          Net change in assets and liabilities, excluding acquisitions-
              Accounts receivable                                            4,734,249       1,047,868
              Other current assets                                            (518,873)       (336,871)
              Inventories                                                   (8,862,470)      7,396,551
              Accounts payable                                                 720,270       2,156,276
              Accrued expenses                                                 (44,323)      1,487,046
              Income taxes payable                                          (1,510,120)     (1,413,316)
                                                                          ------------    ------------
                     Total adjustments                                        (360,109)     14,687,780
                                                                          ------------    ------------

          Net cash provided by operating activities                          9,280,486      25,918,659
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                            (7,689,596)     (7,230,327)
       Cash paid for acquisitions, net of cash acquired                     (1,360,088)     (5,169,463)
       Expenditures for patents and trademarks                                (348,171)       (605,353)
       Increase in other assets                                             (1,764,152)        (18,180)
                                                                          ------------    ------------
          Net cash used in investing activities                            (11,162,007)    (13,023,323)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase  (decrease) in bank line of credit                           2,245,000      (3,530,000)
       Proceeds from bank loan                                                    --         5,500,000
       Principal payments on long-term debt                                 (2,775,519)     (8,171,086)
       Net proceeds from exercise of stock options                             453,724         183,306
                                                                          ------------    ------------
          Net cash used in financing activities                                (76,795)     (6,017,780)
                                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (1,958,316)      6,877,556

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                     2,559,997         230,401
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                        $    601,681    $  7,107,957
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURES:
       Cash paid during the period for:
          Interest                                                        $  1,053,496    $    972,376
          Income taxes                                                    $  7,131,739    $  7,779,663
NONCASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of note for acquisition of assets                         $       --      $    665,000

     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and year-to-date periods ended August 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1996.

   The Company's fiscal year is the fifty-two or fifty-three week period ending on the Saturday nearest to November 30. The quarter and year-to-date periods ended September 2, 1995, and August 31, 1996 each include thirteen and thirty-nine weeks, respectively. The fiscal year ending November 30, 1996, will include 52 weeks.


NOTE 2 -- NET INCOME PER SHARE

   The following table reconciles the number of common shares shown as outstanding on the consolidated balance sheet with the number of common and common equivalent shares used in computing primary net income per share:

                                                       Quarter                             Year-to-Date
                                              Sept. 2,           Aug. 31,           Sept. 2,           Aug. 31,
                                               1995               1996               1995               1996
                                             ----------          ----------        ----------          ----------
                                           (unaudited)         (unaudited)       (unaudited)         (unaudited)
Common shares outstanding                    19,918,473          19,957,491        19,918,473          19,957,491

Effect of using weighted average common
and common equivalent shares
outstanding during the period                    (4,614)               (916)          (21,233)            (11,595)

Effect of using weighted average
unearned ESOP shares                           (101,250)            (71,250)         (108,750)            (78,750)

Effect of assuming exercise of
outstanding stock options based on the
treasury stock method                           342,184             278,439           318,104             286,502
                                             ----------          ----------        ----------          ----------

Shares used in computing primary net
income per share                             20,154,793          20,163,764        20,106,594          20,153,648
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


NOTE 3 -- LONG-TERM DEBT

   Long-term debt at December 2, 1995, and August 31, 1996, consists of the following:

                                                                Dec. 2,             Aug. 31,
                                                                 1995                1996
                                                              -----------         -----------
          Industrial Revenue Bonds                            $ 3,600,000         $ 3,600,000
          Bank term loans                                      11,537,500           9,025,000
          Other installment obligations                           634,691           1,141,105
                                                              -----------         -----------
                                                               15,772,191          13,766,105
          Less-current maturities                              (2,771,610)         (3,733,916)
                                                              -----------         -----------
                                                              $13,000,581         $10,032,189
                                                              ===========         ===========


NOTE 4 -- INVENTORIES

      Inventories at December 2, 1995, and August 31, 1996, consist of the following:

                                                                Dec. 2,             Aug. 31,
                                                                 1995                1996
                                                              -----------         -----------
          Raw materials                                       $16,162,047         $13,444,502
          Work-in-process                                       1,008,336           2,172,222
          Finished goods                                       16,837,406          11,547,035
                                                              -----------         -----------
                                                              $34,007,789         $27,163,759
                                                              ===========         ===========



NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 2, 1995, and August 31, 1996, consists of the following:

                                                                Dec. 2,             Aug. 31,
                                                                 1995                1996
                                                              -----------         -----------
          Land                                                $ 6,108,588         $ 6,118,717
          Buildings and improvements                           13,787,825          14,303,214
          Automotive equipment                                  2,825,575           2,842,665
          Manufacturing equipment                              30,771,624          34,607,996
          Office furniture and equipment                        7,829,785           9,138,711
          Construction-in-progress                              3,138,329           5,080,750
                                                              -----------         -----------
                                                               64,461,726          72,092,053
          Less accumulated depreciation                       (20,956,196)        (24,116,577)
                                                              -----------         -----------
                                                              $43,505,530         $47,975,476
                                                              ===========         ===========

    The Company increased the useful life on certain manufacturing equipment from 10 years to 20 years, reducing depreciation expense on these machines by approximately $600,000 for the nine month period of fiscal year 1996 as compared to the nine month period of fiscal year 1995.

NOTE 6 -- CONTINGENCIES

   On August 21, 1995, a class action lawsuit was filed in the United States District Court for the Northern District of Texas against the Company and several executive officers of the Company. The suit was brought by a stockholder on his own behalf and on behalf of other persons who purchased the Company's stock from January 10, 1995, to July 17, 1995. The suit claimed that the defendants disseminated false and misleading statements to the investing public with respect to a 1995 inventory reduction in the Company's products taken by the Company's largest distributor, resulting in an artificially high price for Company stock. On August 29, 1996, the Company and the individual defendants tentatively agreed to settle the lawsuit for a total payment of $2.2 million. The agreement provides that approximately $550,000 of the settlement amount will be paid by the Company and the balance will be paid by the Company's directors' and officers' insurance carrier. The agreement is subject to documentation and court approval.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This analysis of the Company's operations encompassing the quarter and year-to-date periods ended September 2, 1995, and August 31, 1996, should be considered in conjunction with the condensed consolidated balance sheets, statements of operations and statements of cash flows.

Results of Operations

   Net sales increased 36.9% from $26.3 million in the third quarter of fiscal 1995 to $36.0 million in the third quarter of fiscal 1996. In the third quarter of fiscal 1995, the Company's largest distributor decreased its inventory of the Company's products resulting in a reduction of sales for the Hospital Products division of approximately $6.2 million. If sales in the third quarter of fiscal 1995 had not been reduced by this unusual amount, the increase in total Company sales for the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 would have been approximately 10.7%. For the nine month period, net sales increased 20.3% from $89.4 million in fiscal 1995 to $107.6 million in fiscal 1996. The growth in net sales was principally the result of increases in unit sales of existing products, new product introductions and increased sales from contract manufacturing. The Company experienced significant sales increases in its Specialty Markets and Industrial/Safety divisions for the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 (21.9% and 18.5%, respectively) and the nine month period of fiscal 1996 compared to the nine month period of fiscal 1995 (24.2% and 29.3%, respectively). The increase in sales for the Hospital Products division of 43.9% for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 and of 14.1% for the nine month period in fiscal 1996 as compared to the nine month period of fiscal 1995 should be considered in light of the fact that sales were lower than normal for the third quarter of fiscal 1995. Based on information received from distributors, management estimates that U.S. Hospital purchases of the Company's Hospital Products division products from distributors increased approximately 3% for the nine month period of fiscal 1996 as compared to the nine month period of fiscal 1995. The International division experienced a sales increase of 12.5% for the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 and a sales increase of 9.0% for the nine month period of fiscal 1996 compared to the nine month period of fiscal 1995. Sales for the Orthopedic Products division increased 4.3% for the third quarter of fiscal 1996 and decreased 1.0% for the nine month period in fiscal 1996 as compared to fiscal 1995. The Orthopedic Products division lost sales during fiscal 1996 in certain low margin SPORTS SUPPORTS(R) products as prices were raised to increase overall profitability. In addition, contract manufacturing generated sales of approximately $2.7 million in the third quarter of fiscal 1996 and $6.9 million for the nine month period of fiscal 1996 compared to approximately $82,000 for the third quarter of fiscal 1995 and $338,000 for the nine month period of fiscal 1995.

   The gross profit margin decreased from 39.8% in the third quarter of fiscal 1995 to 37.8% in the third quarter of fiscal 1996. For the nine month period, the gross profit margin decreased from 45.9% in fiscal 1995 to 42.1% in fiscal 1996. The decrease in the gross profit margin during fiscal 1996 compared to fiscal 1995 is primarily due to unabsorbed overhead costs associated with lower production levels as the Company reduced its finished goods inventory, inefficiencies of transitioning labor-intensive products to its Mexican manufacturing facility, transition costs from the Sparta wound care acquisition, and anticipated lower margins associated with contract manufacturing (which represents 7.5% of total Company net sales for the third quarter of fiscal 1996 and 6.4% for the nine month period of fiscal 1996 as compared to 0.4% for fiscal 1995). Additionally, the Company increased the reserve for obsolete inventory during the third quarter of fiscal 1996 after performing a detailed review of slow moving inventory. Adjustments to inventory recorded during the third quarter of fiscal 1996, the majority of which were related to potentially obsolete inventory, amounted to approximately $1 million. Gross profit margin was positively impacted as the Company increased the useful life on certain manufacturing equipment from 10 years to 20 years, reducing depreciation expense on these machines by approximately $600,000 for the nine month period of fiscal 1996 as compared to the nine month period of fiscal year 1995. The Company expects gross profit margin to improve in fiscal 1997 as compared to fiscal 1996 as higher anticipated production levels would provide more efficient coverage of overhead expenses, the transition of labor-intensive products to the Mexican manufacturing facility has been substantially completed, the Sparta wound care operations are expected to transition to Texas in the fourth quarter of fiscal 1996, and blood pressure cuff production is expected to be automated. The expected improvement in gross profit margin will be offset somewhat by an expected increase in contract manufacturing sales which provide a lower gross profit margin than sales to distributors; however, these sales require minimal selling expense.

   Selling expenses decreased 3.8% from $5.8 million in the third quarter of fiscal 1995 to $5.5 million in the third quarter of fiscal 1996. For the nine month period, selling expenses increased 4.8% from $16.7 million in fiscal 1995 to $17.5 million in fiscal 1996. As a percentage of net sales, selling expenses have decreased from 21.9% of net sales in the third quarter of fiscal 1995 to 15.4% of net sales in the third quarter of fiscal 1996 and decreased from 18.6% in the first nine months of fiscal 1995 to 16.2% in the first nine months of fiscal 1996. The decrease in selling expenses as a percentage of net sales is primarily due to the fixed nature of most of these expenses as the Company did not increase the number of its sales territories, and contract manufacturing sales required minimal selling expenses.

   General and administrative expenses increased 54.9% from $2.1 million in the third quarter of fiscal 1995 to $3.2 million in the third quarter of fiscal 1996. During the third quarter of fiscal 1996, the Company incurred additional bad debt expense of approximately $1.1 million attributable to rebate disputes anticipated to result in uncollectible accounts receivable and the insolvency of an Italian distributor. For the nine month period, general and administrative expenses have increased 22.6% from $5.9 million in fiscal 1995 to $7.2 million in fiscal 1996. As a percentage of net sales, general and administrative expenses were 7.9% in the third quarter of 1995 (6.6% in the first nine months of 1995) compared to 8.9% in the third quarter of 1996 (6.7% in the first nine months of 1996). Research and development expenses increased by 26.5% from approximately $326,000 in the third quarter of fiscal 1995 to approximately $412,000 in the third quarter of fiscal 1996. For the nine month period, research and development expenses increased 9.6% from $1.2 million in fiscal 1995 to $1.3 million in fiscal 1996.

   Income from operations increased 93.8% from $2.3 million in the third quarter of fiscal 1995 to $4.4 million in the third quarter of fiscal 1996.
The third quarter of fiscal year 1995 was negatively affected by the Company's largest distributor reducing its inventory of the Company's products. For the nine month period, income from operations increased 11.6% from $17.3 million in fiscal 1995 to $19.3 million in fiscal 1996. Operating margin increased from 8.7% in the third quarter of fiscal year 1995 to 12.3% in the third quarter of fiscal year 1996. For the nine month period, operating margin decreased from 19.4% in fiscal year 1995 to 18.0% in fiscal year 1996. The decrease in operating margin for the nine month period is primarily a result of the decrease in gross profit margin and the increase in bad debt expense previously discussed.

   Other income (expense) represented expense of approximately $1,240,000 in the third quarter of fiscal 1996, compared to expense of approximately $714,000 in the third quarter of fiscal 1995. During the third quarter of fiscal year 1996, the Company tentatively agreed to settle a class action lawsuit brought against the Company and certain of its senior executives (see Part II, Item 1. Legal Proceedings). In connection with the settlement agreement, which is subject to documentation and court approval, the Company reserved and expensed $550,000. For the nine month period, other expense totaled approximately $2.5 million in fiscal 1996, compared to approximately $2.1 million in fiscal 1995. The Company has incurred lower interest expense, as certain long-term debt has been repaid; and incurred increased amortization expense related to purchased assets during fiscal 1996. Amortization expense included in other income (expense) was approximately $396,000 in the third quarter of fiscal 1995, compared to approximately $497,000 in the third quarter of fiscal 1996. For the nine month period, this amortization expense was approximately $1,196,000 in 1995, compared to approximately $1,490,000 in 1996.

   Tecnol's effective income tax rate decreased from 36.7% for the nine month period of fiscal 1995 to 33.4% for the nine month period of fiscal 1996. This decrease was primarily due to a revision in estimated reserves required for federal income taxes.

   Net income increased from $995,000 in the third quarter of fiscal 1995 to $2.1 million in the third quarter of 1996 as a result of the foregoing factors. For the nine month period, net income increased 16.5% from $9.6 million in fiscal 1995 to $11.2 million in fiscal 1996. Net income per share increased from $0.05 in the third quarter of fiscal 1995 to $0.11 in the third quarter of fiscal 1996. For the nine month period, net income per share increased 16.7% from $0.48 in fiscal 1995 to $0.56 in fiscal 1996.

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

Liquidity and Capital Resources

   The Company believes that cash flow from operations, together with existing cash and cash equivalents and periodic utilization of its line of credit, will be sufficient to meet working capital requirements and normal capital expenditures for at least the next twelve months. The Company is currently in the process of evaluating its facilities requirements for manufacturing, warehousing of inventory, engineering, product development and office space. Additions to or renovations of existing facilities are currently being considered. During fiscal 1995, the Company paid approximately $1.8 million for 25 acres of land to build a new distribution facility. Construction of this facility is anticipated to take 18 months. The Company has entered into an interim lease of distribution space and has deferred construction of the distribution center while adequate interim space remains available. The distribution facility is currently in the design phase and the cost has not yet been determined. The Company is planning to build a second manufacturing facility in Mexico to be in operation by mid fiscal 1997. The cost of this facility, including land, is estimated to be approximately $2,000,000. The Company may use long-term financing for these facilities projects and any acquisition opportunities that may arise.

   The Company's working capital decreased from $45.1 million at the end of fiscal 1995 to $44.5 million at August 31, 1996. Net cash generated by operating activities for the fiscal year-to-date period ended August 31, 1996, totaled $25.9 million. For the nine month period of fiscal 1996, cash generated by operating activities, together with $5.5 million from borrowings under a bank loan, was used to finance a $5.2 million acquisition, $7.2 million in capital expenditures, repayment of long-term debt of $8.2 million, and $3.5 million repayment of the bank line of credit. Net cash and cash equivalents at August 31, 1996, totaled approximately $7.1 million. Accounts receivable decreased from $22.7 million at the end of fiscal 1995 to $21.7 million at August 31, 1996, as the Company has increased collection efforts and increased the reserve for uncollectible accounts. The decrease in inventory from $34.0 million on December 2, 1995, to $27.2 million on August 31, 1996, is due to higher sales and lower production levels as the Company continued efforts to reduce its inventory.

   On August 31, 1996, the Company had no amounts outstanding and $10,000,000 available under its bank line of credit. The line of credit expires March 12, 1997. The Company also had $4,950,000 available under a reducing revolving bank line of credit.


Forward-Looking Statements

   Statements, either written or oral, which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. These statements are made to provide the public with management's assessment of the Company's business. Caution must be taken to consider these statements in light of the following factors and assumptions: current and contemplated cost-containment measures will be successfully implemented; products in development will be introduced successfully and on schedule; the Company will make acquisitions which contribute to profitability; key distributors will make purchases at the same level as their sales; demand for the Company's products will follow recent growth trends; the Company will continue to expand into markets other than U.S. hospitals; competitors will not introduce new products which will substantially reduce Tecnol's market share in its most significant product lines; conversion from standard face masks to specialty face masks will continue in the markets Tecnol serves; and the Company will continue to manufacture high quality products at competitive costs and maintain or increase product pricing. In the event any of the above factors and assumptions do not occur as management anticipates, actual results could differ materially from the expectations expressed in the forward-looking statements.

                         PART II  -  OTHER INFORMATION


Item 1.      LEGAL PROCEEDINGS.

    On August 21, 1995, a lawsuit styled Brian Freeman v. Vance M. Hubbard, Kirk Brunson, Valerie A. Hubbard, David Radunsky, Paul N. Brost, Douglas J. Inman, James H. Weaver and Tecnol Medical Products, Inc., Case No. 4-95 CV-617-Y, was filed in the United States District Court for the Northern District of Texas, Fort Worth Division. By an order dated November 30, 1995, Paul N. Brost, Douglas J. Inman and James H. Weaver were dismissed as defendants from the suit. All remaining individual defendants are executive officers and directors of the Company. The suit is a class action brought by a stockholder on his own behalf and on behalf of all other persons who purchased the stock of the Company during the period beginning on January 10, 1995, and ending on July 17, 1995. The suit seeks an unspecified amount of damages, claiming that the defendants disseminated false and misleading statements to the investing public with respect to a 1995 inventory reduction in the Company's products taken by the Company's largest distributor, resulting in an artificially high price for Company stock. On August 29, 1996, the Company and the individual defendants tentatively agreed to settle the lawsuit for a total payment of $2.2 million. The agreement provides that approximately $550,000 of the settlement amount will be paid by the Company and the balance will be covered by the Company's directors' and officers' insurance carrier. The agreement is subject to documentation and court approval.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits - The following exhibits are filed as part of this report:

      10(a)(3)       Amendment to 1991 Tecnol Stock Option Plan adopted June
                     20, 1996

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

(b) No reports on Form 8-K were filed during the quarter ended August 31, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TECNOL MEDICAL PRODUCTS, INC.
                                        ---------------------------------------
                                                  (Registrant)



Date:    October 11, 1996               /s/David Radunsky
      -------------------               ---------------------------------------
                                        DAVID RADUNSKY, Chief Operating Officer



Date:    October 11, 1996               /s/Jeffrey A. Nick
      -------------------               ---------------------------------------
                                        JEFFREY A. NICK, Vice President Finance
                                        and Accounting

                              INDEX TO EXHIBITS



 Exhibit
  Number                    Description
---------                   -----------
      10(a)(3)       Amendment to 1991 Tecnol Stock Option Plan adopted June
                     20, 1996

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