Form 10-K405
period 1996-11-30
TECNOL MEDICAL PRODUCTS INC
filed 1997-02-28
CIK 876968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 1996.

                                      -or-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from _______ to _______.

                        Commission file number:  0-19524

                         TECNOL MEDICAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                75-1516861
---------------------------------------  ---------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification no.)
incorporation or organization)

                           7201 INDUSTRIAL PARK BLVD.
                           --------------------------
                            FORT WORTH, TEXAS  76180
                            ------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (817) 581-6424
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:


                               Title of each class
                          -----------------------------
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant as of February 18, 1997, was $235,634,000. The number of shares of common stock outstanding as of February 18, 1997, was 19,975,657 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement relating to the registrant's 1997 annual stockholders' meeting are incorporated by reference in
Part III of this Form 10-K.

                         TECNOL MEDICAL PRODUCTS, INC.
                               TABLE OF CONTENTS


PART I


Item 1.   Business ..........................................................   3

Item 2.   Properties ........................................................  10

Item 3.   Legal Proceedings .................................................  12

Item 4.   Submission of Matters to a Vote of Security Holders ...............  12

          Executive Officers of Registrant ..................................  13

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters ...........................................................  14

Item 6.   Selected Financial Data ...........................................  15

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .............................................  16

Item 8.   Financial Statements and Supplementary Data .......................  22

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ..............................................  22

PART III

Item 10.  Directors and Executive Officers of the Registrant ................  23

Item 11.  Executive Compensation ............................................  23

Item 12.  Security Ownership of Certain Beneficial Owners and Management ....  23

Item 13.  Certain Relationships and Related Transactions ....................  23

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..  24

SIGNATURES ..................................................................  25

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     Tecnol Medical Products, Inc. ("Tecnol") is a Delaware corporation organized in 1991 as the successor to a Texas corporation formed in 1976. Tecnol is a holding company that has transacted business through its subsidiaries under the names "Tecnol," "Anago," and other trade names. Unless otherwise indicated, all references to Tecnol refer to all of the Delaware corporation, its Texas predecessor corporation, and its subsidiaries.

     Tecnol's executive offices are located at 7201 Industrial Park Blvd., Fort Worth, Texas 76180, and its telephone number is (817) 581-6424.

     Tecnol is engaged primarily in one industry segment: the design, development, manufacture, and sale of disposable medical products. More than 300 different products are sold in over 60 countries, primarily under Tecnol's brand names. In 1996, Tecnol held the leading market share of sales of face masks, cold therapy products, and patient safety restraints to hospitals in the United States.

     Tecnol's products are classified into five groups: face masks; patient care products, such as cold therapy products and patient safety restraints; headwear and shoe covers; wound care; and orthopedic products. Most of Tecnol's products are made of nonwoven fabrics, such as polyester and polypropylene, and many are manufactured on proprietary, high-speed, ultrasonic bonding machines designed and built by Tecnol. Tecnol's leading products are distinguished by innovative applications of fabrics and other materials, as exemplified by the filtration features of its specialty face masks and the stay-dry features of many of its cold therapy products.

     Tecnol's strategy is to be the low cost producer of high quality disposable medical products that management believes can achieve a significant market share. Tecnol capitalizes on its proprietary engineering and manufacturing capabilities by designing and utilizing highly automated machines in its manufacturing facilities in Fort Worth. Tecnol also makes use of its maquiladora manufacturing facility in Mexico to reduce labor costs on labor-intensive products. Tecnol has increased sales by identifying the needs of health care providers and patients and meeting those needs with quality products that provide protection, convenience, and comfort. In response to the need to protect health care professionals from infectious diseases borne by body fluids, for example, Tecnol introduced the first fluid-resistant surgical mask that is constructed with a breathable, protective film. Tecnol's sales growth has also been enhanced by acquiring businesses and product lines which complement existing products and can be sold through existing distribution channels and into new markets such as alternate health care facilities and industrial sites.

     Tecnol's products are used primarily in hospitals and alternate health care sites and are marketed through more than 1,350 distributors supported by more than 150 Tecnol sales and marketing professionals. The products are sold to more than 5,000 hospitals and alternate care sites in the United States and more than 3,000 hospitals outside the United States.

PRODUCTS

     The following table sets forth net sales and percentage of total net sales of Tecnol's five product groups for the past three fiscal years.


                                               FISCAL YEAR ENDED
                      -------------------------------------------------------------------
                           DECEMBER 2,            DECEMBER 2,           NOVEMBER 30,
                              1994                   1995                   1996
                      ---------------------  ---------------------  ---------------------
   PRODUCT GROUP      NET SALES  PERCENTAGE  NET SALES  PERCENTAGE  NET SALES  PERCENTAGE
   -------------      ---------  ----------  ---------  ----------  ---------  ----------
Face Masks             $ 64,171         53%   $ 62,267         51%   $ 78,751         55%
Patient Care             31,711         26      31,562         26      33,018         23
Headwear and Shoe
Covers                    8,946          7       8,640          7       9,347          6
Wound Care                  524          1         780          1       5,149          3
Orthopedic               15,398         13      17,673         15      18,128         13
                      ---------  ---------   ---------  ---------   ---------  ---------
       Total           $120,750        100%   $120,922        100%   $144,393        100%
                      =========  =========   =========  =========   =========  =========

     Tecnol's principal products and the markets in which its products are sold are described below.

Face Masks

     Tecnol entered the face mask business in 1983. Face masks are Tecnol's largest product family, with more than 75 different types and styles of face masks manufactured and sold for use principally in hospitals and alternate health care facilities. These masks are used primarily to protect health care professionals and patients from infectious diseases and bacteria. Tecnol's mask products include pleated surgical masks with ties or earloops, molded cone-style masks, and masks which have a unique shape and are designed for a more secure facial seal, which Tecnol refers to as PCM-style masks. Tecnol's masks provide features such as fog free, skin sensitivity, fluid resistance, and specialized filtration. Since 1989, Tecnol has held the leading market share of face mask sales to hospitals in the United States.

     Specialty masks offer some feature or benefit to the user beyond that of an ordinary mask. The Occupational Safety and Health Administration's ("OSHA") 1991 mandate for increased protection for U.S. health care and public safety workers and the Center for Disease Control's ("CDC") recommended guidelines for prevention of tuberculosis in health care facilities increased the demand for specialty masks. Based on industry data, the Company estimates specialty masks to represent about 28% of face mask units sold in the U.S. hospital market in 1996. Tecnol expects the conversion from standard masks to specialty masks to continue for the foreseeable future due to general concern about protection from infectious diseases.

     Most of Tecnol's FLUIDSHIELD(R) mask family of products offers a patented fluid barrier featuring LONCET(R) breathable film that provides health care customers with masks that are splash resistant to body fluids. The FLUIDSHIELD(R) construction is available in several patented mask styles, many that feature integrated face shields for greater protection against body fluid splashes. Its unique combination of performance, comfort, and cost effectiveness has made it one of Tecnol's top-selling specialty masks.

     In late 1995, Tecnol introduced the PFR95(TM) mask, an N95 respirator which meets the OSHA guidelines for protection against tuberculosis in health care facilities. Prior to the issuance by the National Institute for Occupational Safety and Health ("NIOSH") of specifications for N95 respirators, uncomfortable, reusable high-efficiency particulate apparatus (HEPA) masks designed for industrial use were required by OSHA. Tecnol's PFR95(TM) provides a comfortable, light-weight, disposable mask to the market. The PFR95(TM) is a PCM-style mask which provides excellent filtration and a secure facial fit. In addition, Tecnol developed a SAFETY SEAL(TM) version of the PFR95(TM) respirator-style mask. The SAFETY SEAL(TM) mask is NIOSH-approved and provides a tight seal created by a film that adheres to the face. In 1997, Tecnol expects to introduce a respirator-style mask into the European market. This mask will meet the standards for the European market for respirator protection.

     During 1996, Tecnol introduced the CUSTOMFIT(TM) style surgical mask.
This style of mask features a patented side-gathering design which creates a tight facial seal and a comfortable fit. Tecnol views this product line as the next generation of protection of the health care worker through face masks.

     Tecnol also manufactures a variety of masks and face veils for use in dental procedures and industrial applications, including cleanrooms in the aerospace, pharmaceutical, and computer manufacturing industries. Some of these masks feature a filter medium from the makers of Gore-Tex(R).

Patient Care

     Tecnol offers four categories of patient care products: cold therapy products, patient safety restraints, operating room specialty products, and other specialty products.

     Cold Therapy Products. Tecnol offers a variety of sizes and styles of cold therapy products specially designed to treat various parts of the body, including ice packs specifically designed for use after cosmetic surgery, knee surgery, and obstetrical, gynecological, and other procedures. These ice packs are marketed primarily to hospitals and consumers principally under Tecnol's STAY-DRY(TM), SECURE-ALL(TM), JUMBO-PLUS(TM), and SLIP-ON(TM) trademarks. Tecnol's patented STAY-DRY(TM) line of ice packs has a special three layer construction designed to keep the patient and surrounding areas dry. The ANSLEY(R) ice pack product line offers a unique closure system along with dual temperatures. Tecnol cold therapy products are used in many areas of the hospital, physicians' offices, medical clinics, and in homes. In 1997, Tecnol expects to introduce a new line of instant cold packs under the name of COLD RUSH(TM). With the introduction of this new line of instant cold packs, Tecnol will offer the complete line of cold therapy products commonly used in the health care industry. Since 1990, Tecnol has held the leading market share of cold therapy product sales to hospitals in the United States.

     Patient Safety Restraints. Tecnol manufactures and sells patient safety restraints, also called limb and body holders, in a variety of styles and sizes. Patient safety restraints are used to secure the limbs and upper bodies of patients who might injure themselves by movement during or after medical treatment. Patient safety restraints are also used for the security of elderly patients. Tecnol's patient safety restraints are constructed of lightweight ultrasonically bonded fabrics. The products are adjustable and more comfortable than canvas restraints. Since 1990, Tecnol has held the leading market share of patient safety restraint sales to hospitals in the United States.

     Operating Room Specialty Products. Tecnol manufactures several specialty products designed for use in the operating room, including operating table armboard covers, stretcher and general purpose straps, tourniquet covers, and orthopedic surgical extremity drapes. During 1997, Tecnol expects to introduce a FLUIDCONTROL(TM) floor suction mat which reduces the exposure of health care workers to potentially contaminating fluids.

     Other Specialty Products. Tecnol also manufactures various specialty products, including wrist supports marketed under the HAND-AID(R) trademark; pouches to protect heart monitoring devices and secure them to the patient; adhesive tube holders, which secure a variety of tubes for medical use; and heel and elbow protectors to prevent pressure sores. During 1997, Tecnol expects to begin marketing a disposable blood pressure cuff under its own brand name.

Headwear and Shoe Covers

     Tecnol has manufactured surgeon's caps and shoe covers for several years. With the acquisition of Anago in late fiscal 1993, Tecnol acquired a variety of nurse and physician headwear and personnel protection gowns. These products have been designed with a view toward wearer comfort and compliance with hospital sanitary standards. During 1996, Tecnol introduced a latex-free nurse's cap designed for health care workers sensitive to latex.

Wound Care

     Tecnol manufactures a line of products for patient wound care consisting primarily of wound closure strips and wound dressings. Wound dressings include thin film adhesive dressings and impregnated gauze dressings which provide a medicated wet environment to aid healing. In December 1995, Tecnol purchased the wound care division of Sparta Surgical Corporation ("Sparta"). Through this acquisition, Tecnol acquired additional wound care products, along with a private label customer who is a major supplier to the wound care market.
During 1996, the operations of this acquisition were integrated with operations at the recently expanded wound care manufacturing facility in Fort Worth. This integration, along with additional automation of equipment, is expected to reduce the manufacturing cost of the wound care product line. This lower cost structure will position Tecnol to increase contract manufacturing sales in upcoming years. Additionally, during 1997, Tecnol expects to introduce the PADDLE STRIP(TM), a unique patented two-in-one dressing which combines a wound closure strip with a thin film adhesive dressing. This product is used for closure of incisions created during laparoscopic procedures.

Orthopedic

     Tecnol manufactures and sells many different types of orthopedic braces and supports which include cervical collars, wrist braces, back supports, knee immobilizers, ankle braces, and neoprene joint supports. Tecnol's orthopedic products are made from a variety of materials to enhance patient comfort, support, and function. All of Tecnol's products are designed to support, immobilize, or protect an injured area during rehabilitation to promote healing and prevent reinjury.

     During 1996, Tecnol introduced its B.A.T.H.(TM) (Built Around The Hand) wrist brace line and a line of wrist braces constructed with Dupont's unique CoolMax(R) foam. Both product lines are designed to provide lightweight immobilization of the wrist. These products, along with the Thumb Spica Splint, are a part of Tecnol's strategy to offer a comprehensive line of hand and wrist supports. Hand and wrist injuries, including carpal tunnel syndrome, are one of the largest categories of orthopedic injuries affecting a broad population. A similar comprehensive product line focused on the foot and ankle is planned to reach the market in 1997. Tecnol intends to continue to focus on developing comprehensive product lines targeted at specific areas of the body that are susceptible to injury.

SALES, MARKETING, AND DISTRIBUTION

     Tecnol has a sales and marketing staff of over 150 professionals who work with more than 1,350 distributors and their sales personnel. Tecnol's sales efforts are directed at hospitals, dental and physicians' offices, emergency care facilities, medical clinics, surgical centers, and industrial sites.

     Distributors purchase products directly from Tecnol and then resell them domestically and internationally through their own sales forces, supported by Tecnol's sales and marketing professionals. These distributors warehouse the products at multiple distribution centers until sold and delivered to end users. Management believes its reliance on distributors to market Tecnol's products provides Tecnol with the ability to make products available for prompt delivery when needed.

     Tecnol has historically sold its products principally through Baxter International Inc. ("Baxter"). Tecnol sales to Baxter represented approximately 49% and 39% of Tecnol's net sales in fiscal 1994 and 1995, respectively. In late fiscal 1996, Baxter transferred the majority of its U.S. hospital distribution business to a new entity named Allegiance Healthcare Corporation ("Allegiance"). During fiscal 1996, Tecnol sales to Baxter and Allegiance were approximately 27% and 5%, respectively, of total net sales. Had Allegiance been a separate entity the entire 1996 fiscal year, they would have represented approximately 29% of Tecnol's total net sales. Allegiance is one of the leading distributors of hospital supplies in the United States and has a nationwide sales force and extensive distribution capabilities. Management believes that Allegiance views Tecnol as a source of innovative, high quality, profitable products and as a provider of significant technical and marketing support. The decrease in the percentage of sales to Baxter is mainly attributable to an increase in sales to other distributors. Net sales to Owens & Minor, Inc. in fiscal years 1995 and 1996 were approximately 12% and 13%, respectively, of total net sales. Other major distributors include General Medical, Bergen Brunswick, and Professional Hospital Supply.

     Tecnol's sales and marketing efforts are managed through five separate divisions: U.S. Hospital, International, Orthopedic Products, Specialty Markets, and Industrial Products. In addition, Tecnol manufactures private label health care products.

     U.S. Hospital. The U.S. Hospital Division is represented by sales and marketing professionals who concentrate on sales of specialty masks, cold therapy products, patient restraints, and blood pressure cuffs. Sales efforts are focused primarily on operating rooms, nursing departments, and emergency rooms, with a special emphasis towards risk managers and hospital administrators. Many hospitals are purchasing products under contracts with group purchasing organizations

("GPOs") in order to reduce costs. Tecnol understands the increasing importance of GPOs to the hospital and alternate care markets and has contracts covering many important products with eight of the largest GPOs, including VHA, Premier, and Tenet Healthcare.

     International. Tecnol's products are sold to more than 3,000 hospitals in over 60 countries outside the United States through many distributors.
Tecnol's international sales representatives are primarily foreign nationals with health care and alternate care sales experience. Sales representatives are actively developing relationships with new distributors. Japan, Southeast Asia, Latin America, and other emerging markets are expected to provide future growth. An additional strategy for international sales growth is to continue the development of dental and industrial cleanroom markets.

     Orthopedic Products. The Orthopedic Products Division is represented by sales and marketing professionals who specialize in orthopedic soft goods and bracing products. This group sells principally through distributors and their sales personnel targeting hospitals, physicians' offices, and the consumer retail market. The total market for orthopedic products is estimated at approximately $415 million and is expected to grow as the general population ages.

     Managed care trends and reduced insurance reimbursements have recently been shifting demand for certain products to consumer markets. In order to take advantage of this trend, Tecnol markets its REBOUND(R) product line, which includes certain orthopedic products, cold therapy products, and masks into the consumer retail market. Tecnol has a well-rounded consumer products line and plans to continue to introduce new products through this distribution channel. During 1997, Tecnol expects to introduce a line of replacement insoles to the consumer market.

     Specialty Markets. Many Tecnol products originally developed for use in hospitals are now being sold by the Specialty Markets Division to alternate health care markets such as medical clinics, surgical centers, the dental market, the home health market, and nursing homes. Tecnol sells to the alternate health care markets through a network of more than 650 alternate site distributors. Sales programs, training, and other marketing support are provided to distributors. The Specialty Markets Division provides products to the fastest growing segment of the health care industry and is well positioned for growth.

     Industrial Products. The Industrial Products Division markets Tecnol's products primarily for use in preventing contamination in cleanroom manufacturing processes and for protecting industrial workers from airborne contaminants. Tecnol's ergonomic products, garments, and NIOSH-approved respirators have been well received by distributors and industrial end users. Tecnol's PCM2000(R) face mask offers a large breathing chamber, off-the-face design, and a complete facial seal. The cleanroom market continues to offer good growth potential, both in the U.S. and internationally. The Industrial Products Division, with a distribution base of over 100 distributors, is well positioned for continued growth.

     Contract Manufacturing. Tecnol has been able to use its low cost manufacturing position to secure contracts with other companies to manufacture private label products. Tecnol has a contract with a major health care company to provide certain private label health care products which extends to fiscal year 2005. Tecnol also has contracts to manufacture orthopedic private label products. These contracts, along with agreements for wound care private label business, are expected to provide approximately $14 to $15 million in sales to the Company during 1997. Sales under contract manufacturing agreements typically provide a lower gross profit than other Tecnol products; however, operating margins will generally approximate the corporate average due to minimum selling and administrative costs.

SEASONALITY

     Tecnol's overall business is not materially affected by seasonality because of the nature and diversity of Tecnol's products and markets. Tecnol has historically experienced some irregular quarterly sales fluctuations due to variations in distributors' buying patterns.

     Tecnol has closed most of its U.S. manufacturing operations for a week around Christmas and during the first week of August for vacation and maintenance. The Acuna, Mexico manufacturing operation has closed for two weeks around the Christmas season. These shut-downs generally have had a slightly negative effect on the gross profit margin during the first and third quarters. Beginning with the summer of 1997, Tecnol plans to no longer have a summer shut-down.

ENGINEERING AND MANUFACTURING

     Tecnol manufactures its products primarily through the use of high speed automated manufacturing, heat and pressure molding and assembly, sewing and ultrasonic bonding. Tecnol has vertically integrated its manufacturing processes by designing and constructing high speed machines used to manufacture materials and components used in many of its products. This vertical integration enables Tecnol to maintain consistent product quality and protect the proprietary nature of its products. Additionally, Tecnol has refined and applied ultrasonic bonding to many of the films and fabrics used in products manufactured. Ultrasonic bonding is generally superior to sewing as it provides a strong bond without perforating the materials. Tecnol's highly automated manufacturing facilities are located in Fort Worth. Products which are more labor-intensive are produced in a Mexican maquiladora operation in Acuna, Mexico. These manufacturing options provide Tecnol with the strategic advantage of achieving high quality while maintaining its position as low cost producer.

     The materials that Tecnol uses, such as polyester fiber, polypropylene, thread, plastic, and metal are generally available from multiple sources. Tecnol has not experienced difficulty in obtaining raw materials. Tecnol purchases LONCET(R), the breathable, protective film currently used in its FLUIDSHIELD(R) mask, from the sole source of that film pursuant to an exclusive arrangement. Management believes that satisfactory alternatives are available for its FLUIDSHIELD(R) products should the film cease to be available.

PRODUCT DEVELOPMENT

     Tecnol's product development organizations work with Tecnol's engineering, manufacturing, and marketing departments to design and develop new products and to enhance existing products. These departments are charged with monitoring the emerging needs of the health care industry, identifying new product opportunities, designing and testing product prototypes, and coordinating manufacturing equipment construction with the engineering department. Tecnol's marketing professionals attend industry trade shows and visit health care providers to elicit ideas from health care professionals in support of Tecnol's product development efforts to meet market demands. Management believes that Tecnol's commitment to innovation has enabled it to be a leader in the market in developing and introducing many new products throughout its history.

COMPETITION

     Tecnol faces substantial competition from numerous other companies, including some companies with greater marketing and financial resources. Tecnol believes that the principal competitive factors in the markets in which it competes include product quality, health care professional convenience, customer support services, product suitability for specialized purposes, innovative product design, established customer relationships, name recognition, distribution, and price.

     Tecnol competes with a number of large, diversified companies, including Minnesota Mining & Manufacturing Corporation (3M), Johnson & Johnson, Bristol-Myers Squibb Company, and Boehringer Mannheim GmbH. Many smaller companies, both in and outside of the United States, also manufacture and sell competing products.

PATENTS AND TRADEMARKS

     Patents. Tecnol believes that patentable inventions and designs are embodied in certain aspects of its manufacturing equipment and its products. In certain instances, Tecnol has applied for patents, but in other instances, Tecnol has refrained from doing so because it believes the technology can be better protected by maintaining its confidentiality. In the United States, Tecnol has obtained patents relating to certain of its products, including face masks and cold therapy products, and has applications for patents pending. Tecnol also has patents and applications for patents pending in foreign countries.

     Trademarks. Many of Tecnol's products are sold under various trademarks and trade names. Tecnol believes that many of its trademarks and trade names have significant recognition in its principal markets and takes customary steps to register or otherwise protect its rights in its trademarks and trade names.

EMPLOYEES

     As of January 31, 1997, Tecnol had approximately 1,100 U.S. employees and approximately 1,050 Mexican national employees. None of Tecnol's employees are represented by a union or covered by a collective bargaining agreement. Tecnol believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     Tecnol's corporate headquarters are located in an approximately 219,000 square foot building on slightly more than 11 acres owned by Tecnol near Fort Worth, Texas. Approximately 11,000 square feet of the headquarters building are used for product development and engineering; 60,000 square feet are used for manufacturing; 105,000 square feet are used for warehousing; and 43,000 square feet are used for offices and miscellaneous purposes. Tecnol owns approximately 66 acres of unimproved land adjacent to this facility. During 1997, Tecnol plans to add approximately 54,000 square feet to the headquarters building which will result in net increases of 19,000 square feet of manufacturing space, 30,000 square feet used for product development and general offices, 9,000 square feet used for engineering, and a decrease of 4,000 square feet of warehouse space.

     The headquarters facility secures Tecnol's obligations in connection with industrial revenue bonds issued to finance Tecnol's acquisition of the property on which its headquarters are located and construction of its headquarters building.

     Tecnol owns a 129,000 square foot building and parking located on nine acres of an 18-acre tract of land. This facility is located less than one mile from Tecnol's corporate headquarters. Approximately 36,000 square feet of this building are used for manufacturing, 65,000 square feet are used for warehousing, and 28,000 square feet are used for offices. During 1997, Tecnol plans to add 75,000 square feet to this facility, resulting in a net increase of 30,000 square feet used for manufacturing and 45,000 square feet of warehouse space.

     Tecnol owns another facility which consists of approximately three acres of land with a 54,000 square foot building located approximately ten miles from its corporate headquarters. This building is used for manufacturing some product components and composite materials and includes approximately 25,000 square feet of warehouse space.

     Tecnol owns 25 acres of land approximately five miles from its corporate headquarters, on which the Company plans to build a central distribution facility for finished goods, with completion expected in fiscal 1998.

     Tecnol operates a maquiladora manufacturing facility located in Del Rio, Texas and Acuna, Mexico. Tecnol owns the facility in Del Rio, Texas, which is located on eight acres of land and contains approximately 75,000 square feet of manufacturing and warehouse space. The Acuna, Mexico manufacturing and warehouse facility is a leased facility containing approximately 84,000 square feet of space. In early 1997, the Company purchased approximately 10 acres of land in Acuna, Mexico, on which the Company has entered into a contract to build a 91,000 square foot facility to be used for manufacturing, warehousing, and office space. The cost of the land and this facility is approximately $3.5 million. Construction of this facility began in early 1997 and is expected to be completed by the end of fiscal 1997.

     Tecnol leases a facility of approximately 45,000 square feet for manufacturing, warehouse, and office space. This facility is used primarily for the manufacturing of sterile wound care products. Tecnol also leases warehouse space in two other locations with a total of approximately 74,000 square feet. These two sites, located near Fort Worth, Texas, are used for raw material and finished goods storage. Additionally, Tecnol leases a facility of approximately 146,000 square feet near Fort Worth. This facility is currently used as a distribution center for finished goods.

     With the acquisition of the wound care division from Sparta in early fiscal 1996, Tecnol subleased a manufacturing facility in Hammonton, New Jersey. This facility consists of approximately 33,000 square feet, primarily manufacturing and warehouse space. During fiscal 1996, the Company transitioned all activity previously taking place in New Jersey to Fort Worth. The sublease was terminated near the end of fiscal 1996.

ITEM 3. LEGAL PROCEEDINGS.

     On August 21, 1995, a lawsuit styled Brian Freeman v. Vance M. Hubbard, Kirk Brunson, Valerie A. Hubbard, David Radunsky, Paul N. Brost, Douglas J. Inman, James H. Weaver, and Tecnol Medical Products, Inc., Case No. 4-95 CV-617-Y, was filed in the United States District Court for the Northern District of Texas, Fort Worth Division. By an order dated November 30, 1995, Paul N. Brost, Douglas J. Inman, and James H. Weaver were dismissed as defendants from the suit. All remaining individual defendants are executive officers and directors of the Company. The suit is a class action brought by a stockholder on his own behalf and on behalf of all other persons who purchased the stock of the Company during the period beginning on January 10, 1995, and ending on July 17, 1995. The suit seeks an unspecified amount of damages, claiming that the defendants disseminated false and misleading statements to the investing public with respect to a 1995 inventory reduction in the Company's products taken by the Company's largest distributor, resulting in an artificially high price for Company stock. On August 29, 1996, the Company and the individual defendants agreed to settle the lawsuit for a total payment of $2.2 million, subject to documentation and court approval. On November 22, 1996, the court signed an order preliminarily approving a Stipulation of Settlement executed by the parties, certifying a class for settlement purposes only consisting generally of persons who acquired the Company's common stock from January 10, 1995, through July 17, 1995, and directing that notice of the settlement be mailed to class members on December 23, 1996. Pursuant to the Stipulation of Settlement, on December 9, 1996, the Company paid $550,000 (and its Director and Officer ("D&O") liability insurance carrier paid $1,650,000) into an interest-bearing settlement fund. Upon court approval, the settlement fund will be distributed (after payment of settlement administration expenses and attorneys' fees) to participating class members, who must timely execute a Proof of Claim and release the Company, the defendant directors and officers, and other Company representatives (including the dismissed defendants) from liability before receiving a distribution. The federal district court has scheduled a hearing on March 7, 1997, to determine whether to approve the settlement. If the court approves the settlement, the Stipulation of Settlement provides for the court to sign a final judgment dismissing this action with prejudice and enjoining participating class members from prosecuting separate actions to recover on the claims released by them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF REGISTRANT

     Tecnol's executive officers, who are elected annually by the Board of Directors and serve at the discretion of the Board, are as follows:


    Name             Age  Position
    ---------------  ---  -------------------------------------------------

    Van Hubbard      57   Chairman of the Board, Chief Executive Officer,
                          and President

    Kirk Brunson     58   Vice Chairman and Executive Vice President

    Valerie Hubbard  41   President of International Division, Tecnol, Inc.

    David Radunsky   50   Chief Operating Officer and General Counsel

    Jeff Nick        41   Vice President of Finance and Accounting


     For a description of the business experience during the past five years of Van Hubbard, Kirk Brunson, Valerie Hubbard, and David Radunsky, see the information set forth under the heading "Election of Directors" contained in the definitive proxy statement regarding Tecnol's 1997 Annual Meeting of Stockholders. Such information is incorporated in this report by reference.

     Jeff Nick has been Vice President of Finance and Accounting of Tecnol since May 1994, except for the period from October 13, 1995 to November 17, 1995, when he briefly served as Chief Financial Officer for PC Service Source, Inc. He joined Tecnol as Controller in 1991 and served in that capacity until May 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Tecnol's common stock is quoted on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "TCNL."

     For the periods indicated below, the following table sets forth high and low bid information for Tecnol's common stock as reported on NASDAQ. The information in the table reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. The following prices have been rounded to the nearest eighth of a dollar.



                 FISCAL 1995              HIGH        LOW
         ----------------------------    -------    -------
         Quarter Ending Mar. 3, 1995     $17 1/2    $14 1/4
         Quarter Ending Jun. 3, 1995      21 1/2     16
         Quarter Ending Sep. 2, 1995      23         15
         Quarter Ending Dec. 2, 1995      20 3/4     16 1/2

                 FISCAL 1996
         ----------------------------
         Quarter Ending Mar. 2, 1996     $19 3/4    $14 3/4
         Quarter Ending Jun. 1, 1996      21 1/4     16 3/4
         Quarter Ending Aug. 31, 1996     21 1/4     16
         Quarter Ending Nov. 30, 1996     17         11 3/4

     As of February 18, 1997, there were 442 record holders of Tecnol's common stock.

     Tecnol has never paid cash dividends on its common stock. Tecnol intends to retain all earnings for use in its business and currently has no plans to pay cash dividends in the future. Tecnol's Board of Directors will determine whether dividends will be paid in the future in light of conditions then existing, including Tecnol's earnings, financial condition and requirements, restrictions in financing agreements, business conditions, and other factors that the Board of Directors deems relevant.

     Tecnol's ability to declare and pay cash dividends is restricted by covenants in loan agreements governing its bank credit facility and its obligations with respect to industrial revenue bonds that were issued to finance the acquisition and construction of its headquarters facility. In general, these agreements prohibit Tecnol from declaring and paying cash dividends in any 12-month period in excess of Tecnol's net cash flow (as that term is used in the loan agreements) without the bank's prior consent. See
Note 5 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes, and other financial information included elsewhere in this Form 10-K.


                                                      FISCAL YEAR ENDED
                      ----------------------------------------------------------------------------------
                      NOVEMBER 27,  DECEMBER 3,     DECEMBER 2,         DECEMBER 2,       NOVEMBER 30,
                          1992        1993(1)           1994                1995              1996
                      ------------  -----------  ------------------  ------------------  ---------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT
 DATA:
 Net sales              $71,263       $ 86,702       $120,750           $120,922           $144,393
 Cost of goods sold      34,666         42,601         62,181             66,103             82,591
                        -------       --------       --------           --------           --------
 Gross profit            36,597         44,101         58,569             54,819             61,802
 Selling expenses        13,131         16,052         20,355             21,915             23,640
 General and
  administrative
  expenses                4,184          5,326          7,467              7,659              9,416
 Research and
  development
  expenses                1,045          1,180          1,471              1,564              1,710
                        -------       --------       --------           --------           --------
 Income from
  operations             18,237         21,543         29,276             23,681             27,036
 Other income
  (expense), net            169           (493)       (2,305)            (2,688)            (3,048)
                        -------       --------       -------            -------             ------
 Income before
  provision for
  income taxes           18,406         21,050         26,971             20,993             23,988
 Provision for
  income taxes            6,403          7,474         10,100              7,205              7,987
                        -------       --------       --------           --------           --------
 Net income             $12,003       $ 13,576        $16,871            $13,788            $16,001
                        =======       ========       ========           ========           ========
 Net income per
  common and common
  equivalent share
  (2) (4)               $  0.61       $   0.68          $0.85              $0.69              $0.80
 Weighted average
  number of common
  and common
  equivalent shares
  outstanding (4)        19,641         20,089         19,942             20,123             20,092

BALANCE SHEET DATA
 (AT PERIOD END):
 Working capital        $29,590       $ 34,219        $39,822            $45,102            $48,545
 Total assets            77,071        114,233        128,888            143,440            159,500
 Long term debt (3)       4,632         22,402         19,117             15,772             12,906
 Stockholders' equity    64,097         80,404         95,758            110,542            127,232

---------------
(1) 53-week year.
(2) Tecnol has not declared or paid any cash dividends.
(3) Includes current maturities.
(4) Restated for three-for-two stock split in the form of a stock dividend paid on February 24, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL

     Tecnol's fiscal year is the 52- or 53-week period ending on the Saturday nearest to November 30. The fiscal years ended November 30, 1996, December 2, 1995, and December 2, 1994, included 52 weeks. On June 2, 1995, the Company changed its fiscal year end from the Friday closest to November 30 in each year to the Saturday closest to November 30 in each year.

     Tecnol's net sales have grown substantially over the past five fiscal years. Net sales grew from $71.3 million in fiscal 1992 to $144.4 million in fiscal 1996, a compounded annual growth rate of 19.3%. During the same period, net income grew from $12.0 million to $16.0 million, a compounded annual growth rate of 7.5%. Tecnol attributes the growth in net sales during this period principally to the introduction of new and higher-priced products, new markets for its products, such as alternate health care and industrial, continued growth in international markets, and the acquisition of product lines and businesses. Although Tecnol has continued to develop and acquire new products and expects to do so in the future, no assurance can be given that new products will be introduced successfully to the marketplace or that past growth rates can be sustained.

     The gross profit margin for the five-year period ended November 30, 1996, is 47.0%. During this period, the gross profit margin declined as the Company acquired product lines and businesses and entered into contract manufacturing agreements with gross profit margins below the corporate average. Management's efforts to positively impact gross profit margins have been focused on the introduction of new higher margin specialty products, production efficiencies derived from automation, the transition of labor-intensive products to its Mexican border manufacturing facility, control of material costs, and pricing policies.

     Selling expenses increased from $13.1 million in fiscal 1992 to $23.6 million in fiscal 1996, as new product lines and sales territories were added. As a percentage of net sales, selling expenses decreased from 18.4% in fiscal 1992 to 16.4% in fiscal 1996. General and administrative expenses increased from $4.2 million, or 5.9% of net sales, in fiscal 1992 to $9.4 million, or 6.5% of net sales, in fiscal 1996. Operating margins (income from operations as a percentage of net sales) decreased from 25.6% in fiscal 1992 to 18.7% in fiscal 1996, and net income margins declined from 16.8% in fiscal 1992 to 11.1% in fiscal 1996. The operating margin and net income margin for the five-year period ended November 30, 1996, were 22.0% and 13.3%, respectively. The decline in operating margin and net income margin for fiscal 1996 to below the five-year average is due in large part to a decrease in gross profit margin and additional reserves in fiscal 1996 for doubtful accounts receivable. Cash provided by operating activities has increased from $12.6 million in fiscal 1992 to $28.1 million in fiscal 1996.

     The following tables set forth for the periods indicated selected financial information expressed as a percentage of net sales and the period-to-period percentage changes in such information.

                                                PERCENTAGE OF NET SALES
                                     ---------------------------------------------
                                                   FISCAL YEAR ENDED
                                     ---------------------------------------------
                                     NOV. 27,  DEC. 3,  DEC. 2,  DEC. 2,  NOV. 30,
                                       1992    1993(1)   1994     1995      1996
                                     --------  -------  -------  -------  --------
Net sales                            100.0%    100.0%    100.0%   100.0%    100.0%
Gross profit                          51.4      50.9      48.5     45.3      42.8
Selling expenses                      18.4      18.5      16.9     18.1      16.4
General and administrative expenses    5.9       6.1       6.2      6.3       6.5
Research and development expenses      1.5       1.4       1.2      1.3       1.2
Income from operations                25.6      24.9      24.2     19.6      18.7
Net income                            16.8      15.7      14.0     11.4      11.1

----------
(1) 53-week year.



                                       INCREASE  (DECREASE) FROM PRIOR PERIOD
                            -------------------------------------------------------------
                                                  FISCAL YEAR ENDED
                            -------------------------------------------------------------
                             NOV. 27, 1992   DEC. 3, 1993(1)  DEC. 2, 1994  DEC. 2, 1995
                                  VS.              VS.            VS.            VS.
                            DEC. 3, 1993(1)   DEC. 2, 1994    DEC. 2, 1995  NOV. 30, 1996
                            ---------------  ---------------  ------------  -------------
Net sales                         21.7%            39.3%          0.1%          19.4%
Gross profit                      20.5             32.8          (6.4)          12.7
Selling expenses                  22.3             26.8           7.7            7.9
General and administrative
  expenses                        27.3             40.2           2.6           22.9
Research and development
  expenses                        12.9             24.7           6.3            9.3
Income from operations            18.1             35.9         (19.1)          14.2
Net income                        13.1             24.3         (18.3)          16.1

----------
(1) 53-week year.

RESULTS OF OPERATIONS

Fiscal 1996 Compared with Fiscal 1995

     Net sales increased 19.4% from $120.9 million in fiscal 1995 to $144.4 million in fiscal 1996. The growth in net sales was principally the result of increases in unit sales of existing products, new product introductions, and increased sales from contract manufacturing. The increase in sales for the U.S. Hospital Division of 11.0% for fiscal 1996, as compared to fiscal 1995, should be considered in light of the fact that sales were lower than normal for fiscal 1995 as the Company's largest distributor decreased its inventory of the Company's products, resulting in a reduction of sales for the U.S. Hospital Division by approximately $8 to $9 million in fiscal 1995. Based on information received from distributors, management estimates that purchases by U.S. hospitals of the Company's U.S. Hospital Division products from distributors increased approximately 3% in fiscal 1996 as compared to fiscal 1995. Net sales for the Industrial Products Division and the Specialty Markets Division increased more than 20% for fiscal 1996 compared to fiscal 1995. Sales for the International Division increased 12.1% for fiscal 1996 as compared to fiscal 1995. The Orthopedic Products Division lost sales during fiscal 1996 in certain low margin SPORTS SUPPORTS(R) products as prices were raised to increase overall profitability. Orthopedic sales for fiscal 1996 were flat compared to fiscal 1995 primarily due to this change in pricing strategy.

     Gross profit margin decreased from 45.3% in fiscal 1995 to 42.8% in fiscal 1996. The decrease in the gross profit margin during fiscal 1996 compared to fiscal 1995 is primarily due to inefficiencies of transitioning labor-intensive products to the Mexican manufacturing facility, transition costs from the acquisition of the wound care division of Sparta Surgical Corporation ("Sparta"), and the expected lower margins associated with contract manufacturing (which represented 6.8% of total Company net sales for fiscal 1996 and 0.4% for fiscal 1995). During fiscal 1996, the Company increased its reserve for excess and obsolete inventory by approximately $600,000 as part of an ongoing review of slow-moving inventory. Gross profit margin was positively impacted as the Company increased the useful life of certain manufacturing equipment from 10 years to 20 years, reducing annual depreciation expense on these machines by approximately $800,000 for fiscal 1996. The Company expects gross profit margin to improve in fiscal 1997 as compared to fiscal 1996 as higher anticipated production levels would provide more efficient coverage of overhead expenses, the transition of labor-intensive products to the Mexican manufacturing facility has been substantially completed, the Sparta wound care operations transitioned to Texas in the fourth quarter of fiscal 1996, and blood pressure cuff production is expected to be automated. The FORWARD-LOOKING STATEMENT made in the previous sentence, along with the others made in this report, should be considered in light of the cautionary information discussed on page 22. The expected improvement in gross profit margin will be offset somewhat by an expected increase in contract manufacturing sales which provide a lower gross profit margin than sales to distributors; however, contract manufacturing sales require minimal selling expense.

     Selling expenses increased 7.9% from $21.9 million in fiscal 1995 to $23.6 million in fiscal 1996. As a percentage of net sales, selling expenses have decreased from 18.1% in fiscal 1995 to 16.4% in fiscal 1996. The decrease in selling expenses as a percentage of net sales is primarily due to the fixed nature of most of these expenses, as the Company did not increase the number of sales territories, and contract manufacturing sales required minimal selling expenses.

     General and administrative expenses increased 22.9% from $7.7 million in fiscal 1995 to $9.4 million in fiscal 1996. During fiscal 1996, the Company incurred additional bad debt expense of approximately $1.5 million primarily attributable to rebate disputes which are anticipated to result in uncollectible accounts receivable and to the insolvency of an Italian distributor. As a percentage of net sales, general and administrative expenses were 6.5% in fiscal 1996 compared to 6.3% in fiscal 1995. Research and development expenses increased from $1.6 million in fiscal 1995 to $1.7 million in fiscal 1996.

     Income from operations increased 14.2% from $23.7 million in fiscal 1995 to $27.0 million in fiscal 1996. Operating margin decreased from 19.6% in fiscal 1995 to 18.7% in fiscal 1996, primarily due to the decrease in the gross profit margin and increased general and administrative expenses.

     Other income (expense) represented expense of approximately $3.0 million in fiscal 1996, compared to expense of approximately $2.7 million in fiscal 1995. During fiscal 1996, the Company agreed, subject to court approval, to settle a class action lawsuit brought against the Company and certain of its senior executives (see Part II, Item 3. Legal Proceedings). In connection with the settlement agreement, the Company charged $550,000 to fiscal 1996 operations. The Company incurred lower interest expense, as borrowings under the line of credit have been repaid.

Additionally, the Company incurred an increase in amortization expense for purchased assets related to the Sparta acquisition during fiscal 1996.

     Tecnol's effective income tax rate decreased from 34.3% in fiscal 1995 to 33.3% in fiscal 1996 primarily due to a revision in estimated reserves required for federal income taxes.

     Net income increased 16.1% from $13.8 million in fiscal 1995 to $16.0 million in fiscal 1996, and the net income margin decreased from 11.4% in fiscal 1995 to 11.1% in fiscal 1996 due to the foregoing factors. Net income per share increased 15.9% from $0.69 in fiscal 1995 to $0.80 in fiscal 1996.

     Over the past few years, legislation designed to significantly reform the way health care services are provided in the United States has been proposed. The Company cannot predict whether any significant legislation will be enacted into law or, if enacted, what effect the legislation will have on its business. There are also changes in the structure and business methods within the health care industry initiated by the private sector through hospital group purchasing organizations, managed care, and other strategies. The objective of some of these changes is to reduce costs of health care, including the hospital cost of medical devices. These changes include changes in the methods and strategies used in the sales, marketing, distribution, and purchasing of medical devices. The Company cannot quantify what effect, if any, these changes will have on its business.

Fiscal 1995 Compared with Fiscal 1994

     Net sales increased 0.1% from $120.7 million in fiscal 1994 to $120.9 million in fiscal 1995. All divisions, with the exception of the U.S. Hospital Division, experienced sales increases of more than 10% for fiscal 1995 compared to fiscal 1994. Net sales for the Industrial Products Division increased approximately 30% for fiscal 1995 compared to fiscal 1994. Management estimates that the largest customer of the U.S. Hospital Division decreased its inventory of the Company's products by approximately $8 to $9 million during fiscal 1995. Primarily due to this inventory reduction, sales for the U.S. Hospital Division were approximately 11.3% lower for fiscal 1995 compared to fiscal 1994. Based on information received from distributors, management estimates that purchases by U.S. hospitals of the Company's U.S. Hospital Division products from distributors increased approximately 8% in fiscal 1995 as compared to fiscal 1994. The Company did not make any significant acquisitions in 1995, which contributed to a lower increase in net sales for fiscal 1995 than in recent comparative years.

     Gross profit margin decreased from 48.5% in fiscal 1994 to 45.3% in fiscal 1995. The reduction in sales of the U.S. Hospital Division negatively impacted gross profit as this division's products carry the Company's highest gross profit margin. U.S. Hospital Division sales accounted for 52.5% of total net sales in fiscal 1995 as compared to 59.2% of total net sales in fiscal 1994. During 1995, Tecnol moved certain products with high labor content to its Mexican border manufacturing facilities. The devaluation of the Mexican peso in late 1994 created an estimated manufacturing cost savings of $1.5 to $2.0 million in fiscal 1995. Management believes the benefit of the peso devaluation was substantially offset by moving and training costs and lost efficiencies associated with transitioning products to Mexico and by expenses related to storage and handling of higher inventory levels.

     Selling expenses increased 7.7% from $20.4 million in fiscal 1994 to $21.9 million in fiscal 1995. As a percentage of net sales, selling expenses increased from 16.9% in fiscal 1994 to 18.1% in fiscal 1995. The increase in selling expenses as a percentage of net sales was primarily due to the decrease in sales of the U.S. Hospital Division without a reduction in selling expenses due to the fixed nature of most of these expenses.

     General and administrative expenses increased 2.6% from $7.5 million in fiscal 1994 to $7.7 million in fiscal 1995. Research and development expenses increased from $1.5 million in fiscal 1994 to $1.6 million in fiscal 1995.

     Income from operations decreased 19.1% from $29.3 million in fiscal 1994 to $23.7 million in fiscal 1995, and the operating margin decreased from 24.2% in fiscal 1994 to 19.6% in fiscal 1995, primarily due to the decrease in the gross profit margin and increased selling expenses.

     Other income (expense) consists primarily of interest expense and amortization of purchased intangible assets. Other income (expense) did not change significantly from 1994 to 1995.

     Tecnol's effective income tax rate decreased from 37.4% in fiscal 1994 to 34.3% in fiscal 1995, primarily due to a revision in estimated reserves required for state taxes.

     Net income decreased 18.3% from $16.9 million in fiscal 1994 to $13.8 million in fiscal 1995, and the net income margin decreased from 14.0% in fiscal 1994 to 11.4% in fiscal 1995, due to the foregoing factors. Net income per share decreased 18.8% from $0.85 in fiscal 1994 to $0.69 in fiscal 1995.

Export Sales

     Tecnol's export sales are denominated in United States dollars. As a result, Tecnol does not generally incur direct currency fluctuation risk with respect to its sales or accounts receivable. Tecnol pays its international sales representatives an adjustment to compensation based on exchange rates between the dollar and their respective home currencies. These exchange rate adjustments have been immaterial to Tecnol. Tecnol's export sales are subject to all of the influences associated with international trade, such as tariffs and other trade restrictions, the effect of changes in the value of the dollar on the price for Tecnol's products expressed in local currencies, and various international political and economic events.

     Tecnol's net export sales have grown as shown in the following chart (dollars in thousands):


                                              FISCAL YEAR ENDED
                     -------------------------------------------------------------------
                          DECEMBER 2,            DECEMBER 2,           NOVEMBER 30,
                             1994                   1995                   1996
                     ---------------------  ---------------------  ---------------------
                     NET SALES  PERCENTAGE  NET SALES  PERCENTAGE  NET SALES  PERCENTAGE
                     ---------  ----------  ---------  ----------  ---------  ----------
United States Sales   $103,173         85%   $100,959         83%   $122,014         85%
Export Sales            17,577         15      19,963         17      22,379         15
                     ---------  ---------   ---------  ---------   ---------  ---------
Total                 $120,750        100%   $120,922        100%   $144,393        100%
                     =========  =========   =========  =========   =========  =========

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that cash flow from operations, existing cash, and periodic utilization of its line of credit will be sufficient to meet working capital requirements and normal capital expenditures for at least the next twelve months. Tecnol owns 25 acres of land near Fort Worth, Texas on which the Company plans to build a central distribution facility for finished goods, with completion expected in fiscal 1998. In early 1997, the Company purchased approximately 10 acres of land in Acuna, Mexico, on which the Company has entered into a contract to build a 91,000 square foot facility to be used for office space, manufacturing, and warehousing. The cost of the land and this facility is expected to be approximately $3.5 million. Construction of this facility began in early 1997 and is expected to be completed by the end of fiscal 1997. During fiscal 1997, the Company is planning to add approximately 54,000 square feet to its headquarters building in order to add engineering, product development, manufacturing, and office space. Additionally during 1997, the Company is planning to remodel existing space and add approximately 75,000 square feet to the facility located less than one mile from Tecnol's corporate headquarters. The Company may use long-term financing for these facilities projects and any acquisition opportunities that may arise.

     Tecnol's working capital increased from $45.1 million on December 2, 1995, to $48.5 million on November 30, 1996. In fiscal 1996, the Company generated cash from operating activities of $28.1 million and $5.5 million from bank term loans. Cash generated has been used primarily to finance $6.3 million of acquisitions, to repay $12.6 million of debt, and to purchase $9.4 million of property, plant, and equipment. Accounts receivable increased from $22.7 million at the end of fiscal 1995 to $24.9 million at the end of fiscal 1996, primarily due to an increase in net sales of 16.8% for the fourth quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995. The decrease in inventory from $34.0 million at the end of fiscal 1995 to $32.0 million at the end of fiscal 1996 is due to increased efforts to reduce inventory on hand.

     Tecnol incurred approximately $9.4 million in capital expenditures during fiscal 1996, consisting of approximately $6.2 million for manufacturing equipment, $0.7 million for buildings and improvements, and $2.5 million for automotive equipment, computer equipment, office furniture, and other miscellaneous items.

     On November 30, 1996, the Company had no amounts outstanding and $10,000,000 available under its bank line of credit which expires March 12, 1997. The Company anticipates the line of credit will be extended by its bank prior to the expiration date. The Company also had $4,675,000 available under a reducing revolving bank line of credit. The reducing revolving bank line of credit is reduced by $275,000 quarterly and expires December 5, 2000.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The Company will be required to adopt SFAS No. 121 in fiscal year 1997. The Company does not expect the adoption of SFAS No. 121 to have a material impact on its financial position or results of operations.

     In November of 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". As a result of SFAS No. 123, the Company will be required to make additional disclosures related to its stock option plans. The Company will be required to adopt SFAS No. 123 in fiscal year 1997. The Company does not expect the adoption of SFAS No. 123 to have a material impact on its financial position or results of operations.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Statements, either written or oral, which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as FORWARD-LOOKING STATEMENTS. These statements are made to provide the public with management's assessment of the Company's business.

     Caution must be taken to consider these statements in the context in which they are made, including assumptions which are explicitly or implicitly included in the statements, and in light of the following factors and assumptions: current and contemplated cost-containment measures will be successfully implemented; products in development will be introduced successfully and on schedule; the Company will make acquisitions which contribute to profitability; key distributors will make purchases at the same level as their sales; demand for the Company's products will follow recent growth trends; the Company will continue to expand into markets other than U.S. hospitals; competitors will not introduce new products which will substantially reduce Tecnol's market share or pricing in its significant product lines; conversion from standard face masks to specialty face masks will continue in the markets Tecnol serves; and the Company will continue to manufacture high quality products at competitive costs and maintain or increase product pricing.

     In the event any of the above factors do not occur as management anticipates, actual results could differ materially from the expectations expressed in the forward-looking statements. The Company may or may not update information contained in previously released forward-looking statements and does not assume the duty to do so.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item 8 are set forth in Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the heading "Election of Directors" and "Security Ownership of Principal Stockholders and Management" in the definitive proxy statement for Tecnol's 1997 Annual Meeting of Stockholders is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the heading "Compensation of Directors and Executive Officers" in the definitive proxy statement regarding Tecnol's 1997 Annual Meeting of Stockholders is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the heading "Security Ownership of Principal Stockholders and Management" in the definitive proxy statement regarding the 1997 Annual Meeting of Stockholders of Tecnol is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Jack G. Johnson was engaged by Tecnol beginning September 1, 1996, to assist management in overseeing various legal matters handled by the Company's outside counsel. Mr. Johnson, who is also a director of Tecnol and a former practicing attorney, serves as a consultant in this capacity on a temporary, as-needed basis, at a rate of $10,000 per month.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

         (1)  Financial Statements; and

         (2)  Financial Statement Schedule.

              See Index to Financial Statements on page F-1 for financial statements, financial statement schedule, and auditors' report filed as part of this Report.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended November 30, 1996.

     (c) Exhibits

         For a list of the exhibits filed as a part of this report, including management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, see the Index to Exhibits on page E-1.

     (d) Financial Statement Schedule

         See (a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tecnol has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TECNOL MEDICAL PRODUCTS, INC.


                                         By: /s/ Vance M. Hubbard
                                            -----------------------------
                                            Vance M. Hubbard, Chairman of the
                                            Board and Chief Executive Officer

                                         Date:  February 28, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                      Capacity                          Date
  ---------                      --------                          ----



/s/ Vance M. Hubbard    Director and Chief Executive Officer   February 28, 1997
----------------------  (Principal Executive Officer)
Vance M. Hubbard


/s/ David Radunsky      Chief Operating Officer, General       February 28, 1997
----------------------  Counsel, and Director (Principal
David Radunsky          Financial Officer)


/s/ Jeffrey A. Nick     Vice President Finance and Accounting  February 28, 1997
----------------------  (Principal Accounting Officer)
Jeffrey A. Nick

/s/ Kirk Brunson        Director                               February 28, 1997
----------------------
Kirk Brunson

/s/ Valerie A. Hubbard  Director                               February 28, 1997
----------------------
Valerie A. Hubbard

/s/ Jack G. Johnson     Director                               February 28, 1997
----------------------
Jack G. Johnson

/s/ James W. Kenney     Director                               February 28, 1997
----------------------
James W. Kenney

                         TECNOL MEDICAL PRODUCTS, INC.
                         -----------------------------
                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


Form 10-K -- Item 14(a)(1) and (2)

 The following consolidated financial statements for Tecnol Medical Products, Inc. are included in Item 8:

                                                                                                    Page
                                                                                                    ----
      Index to Financial Statements                                                                 F-1

      Report of Independent Public Accountants                                                      F-2

      Consolidated Balance Sheets -- December 2, 1995, and November 30, 1996                        F-3

      Consolidated Statements of Income for the Years Ended December 2, 1994, December 2,           F-5
           1995, and November 30, 1996

      Consolidated Statements of Stockholders' Equity for the Years Ended December 2, 1994,         F-6
           December 2, 1995, and November 30, 1996

      Consolidated Statements of Cash Flows for the Years Ended December 2, 1994, December          F-7
           2, 1995, and November 30, 1996

      Notes to Consolidated Financial Statements                                                    F-8


The following consolidated financial statements schedule for Tecnol Medical Products, Inc.
           is included in Item 14(d):

      Schedule II - Valuation and Qualifying Accounts                                               F-20


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors and Stockholders of
Tecnol Medical Products, Inc.:

We have audited the accompanying consolidated balance sheets of Tecnol Medical Products, Inc. (a Delaware corporation) and subsidiaries as of December 2, 1995 and November 30, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1996. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tecnol Medical Products, Inc. and subsidiaries as of December 2, 1995, and November 30, 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

Fort Worth, Texas,
    January 14, 1997

                         TECNOL MEDICAL PRODUCTS, INC.
                         -----------------------------
     CONSOLIDATED BALANCE SHEETS -- DECEMBER 2, 1995, AND NOVEMBER 30, 1996
     ----------------------------------------------------------------------

                                      ASSETS                            1995           1996
                                      ------                        ------------   ------------

CURRENT ASSETS:
     Cash and cash equivalents                                      $    230,401   $  4,355,033
     Accounts receivable, net of allowance for doubtful accounts
       of $857,000 in 1995 and $1,497,000 in 1996                     22,712,480     24,858,157
     Inventories                                                      34,007,789     32,036,334
     Prepaid expenses                                                    220,323        620,807
     Other current assets                                              2,347,257      3,497,720
                                                                    ------------   ------------

         Total current assets                                         59,518,250     65,368,051


NET PROPERTY, PLANT, AND EQUIPMENT                                    43,505,530     48,671,113


OTHER ASSETS:
     Goodwill, net of accumulated amortization of $2,290,000
       in 1995 and $3,609,000 in 1996                                 35,194,066     39,618,824
     Other purchased intangible assets, net of accumulated
       amortization of $2,432,000 in 1995 and $3,140,000 in 1996       1,061,102        772,257
     Patents and trademarks, net of accumulated amortization
       of $476,000 in 1995 and $728,000 in 1996                        2,278,506      3,358,266
     Other                                                             1,882,196      1,711,193
                                                                    ------------   ------------

         Total other assets                                           40,415,870     45,460,540
                                                                    ------------   ------------

         Total assets                                               $143,439,650   $159,499,704
                                                                    ============   ============




              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                         TECNOL MEDICAL PRODUCTS, INC.
                         -----------------------------
     CONSOLIDATED BALANCE SHEETS -- DECEMBER 2, 1995, AND NOVEMBER 30, 1996
     ----------------------------------------------------------------------



                                                                                    1995           1996
                                                                               ------------   ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES:
     Accounts payable - trade                                                  $  4,830,532   $  7,800,378
     Bank line of credit borrowings                                               3,530,000           --
     Accrued compensation expense                                                 1,315,917      1,893,716
     Property taxes payable                                                         812,252        719,169
     Other accrued expenses                                                         783,329      2,049,534
     Income taxes payable                                                           372,343        719,042
     Current maturities of long-term debt                                         2,771,610      3,641,287
                                                                               ------------   ------------

                 Total current liabilities                                       14,415,983     16,823,126

LONG-TERM DEBT, net of current maturities                                        13,000,581      9,264,736

DEFERRED INCOME TAXES                                                             5,480,589      6,179,599
                                                                               ------------   ------------

                 Total liabilities                                               32,897,153     32,267,461
                                                                               ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value, 1,000,000 shares authorized and
       no shares issued in 1995 and 1996                                               --             --
     Common stock, $.001 par value, 50,000,000 shares authorized,
       21,091,021 shares issued in 1995 and 21,116,980 shares issued in 1996         21,091         21,117
     Additional paid-in capital                                                  27,601,899     27,886,864
     Retained earnings                                                           87,754,688    103,755,583
                                                                               ------------   ------------
                                                                                115,377,678    131,663,564
     Less-treasury stock, at cost-
       1,157,052 shares in 1995 and 1,159,489 shares in 1996                      3,481,994      3,529,197
     Less-unearned employee stock ownership plan shares, 90,000 shares
       in 1995, 60,000 shares in 1996                                             1,353,187        902,124
                                                                               ------------   ------------

                 Total stockholders' equity                                     110,542,497    127,232,243
                                                                               ------------   ------------

                 Total liabilities and stockholders' equity                    $143,439,650   $159,499,704
                                                                               ============   ============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         TECNOL MEDICAL PRODUCTS, INC.
                         -----------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                              FOR THE YEARS ENDED
           DECEMBER 2, 1994, DECEMBER 2, 1995, AND NOVEMBER 30, 1996
           ---------------------------------------------------------



                                                                 1994            1995              1996

                                                            -------------    -------------    -------------
NET SALES                                                   $ 120,749,955    $ 120,922,509    $ 144,393,430

COST OF GOODS SOLD                                             62,180,825       66,103,088       82,591,654
                                                            -------------    -------------    -------------

                 Gross profit                                  58,569,130       54,819,421       61,801,776

SELLING EXPENSES                                               20,354,984       21,914,768       23,640,422


GENERAL AND ADMINISTRATIVE EXPENSES                             7,466,979        7,659,414        9,415,580

RESEARCH AND DEVELOPMENT EXPENSES                               1,471,478        1,564,207        1,710,044
                                                            -------------    -------------    -------------

                 Income from operations                        29,275,689       23,681,032       27,035,730

OTHER INCOME (EXPENSE):
   Interest income                                                246,088           56,242          174,301
   Interest expense                                            (1,224,071)      (1,251,338)        (829,884)
   Litigation settlement expense                                     --               --           (550,000)
   Amortization expense and other, net                         (1,327,413)      (1,492,804)      (1,842,651)
                                                            -------------    -------------    -------------

                 Total other income (expense)                  (2,305,396)      (2,687,900)      (3,048,234)
                                                            -------------    -------------    -------------

                 Income before provision for income taxes      26,970,293       20,993,132       23,987,496

PROVISION FOR INCOME TAXES                                     10,099,779        7,205,205        7,986,601
                                                            -------------    -------------    -------------

NET INCOME                                                  $  16,870,514    $  13,787,927    $  16,000,895
                                                            =============    =============    =============

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE                                         $         .85    $         .69    $         .80
                                                            =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING                                                 19,942,017       20,123,074       20,091,834
                                                            =============    =============    =============


                 The accompanying notes are an integral part of these
                            consolidated statements.

                         TECNOL MEDICAL PRODUCTS, INC.
                         -----------------------------
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            -----------------------------------------------
                              FOR THE YEARS ENDED
           DECEMBER 2, 1994, DECEMBER 2, 1995, AND NOVEMBER 30, 1996
           ----------------------------------------------------------

                                                                                                          Unearned
                                             Common Stock           Treasury Stock                     Employee Stock
                                        ----------------------  ---------------------   Additional     Ownership Plan    Retained
                                          Shares      Amount      Shares     Amount   Paid-in Capital      Shares        Earnings
                                        ----------  ----------  ---------  ---------- ---------------  --------------  ------------

BALANCE, December 3, 1993               20,946,859   $20,947    1,143,539  $3,247,707   $26,534,266      $     -        $57,096,247

     Exercise of stock options              62,932        63        2,915      42,799       356,551            -               -
     Purchase of shares restricted for
       employee stock ownership plan          -         -            -           -             -          2,255,313            -
     Release of unearned employee
       stock ownership plan shares            -         -            -           -          (25,714)       (451,063)           -
     Net income                               -         -            -           -             -               -         16,870,514
                                        ----------   -------    ---------  ----------   -----------      ----------    ------------

BALANCE, December 2, 1994               21,009,791    21,010    1,146,454   3,290,506    26,865,103       1,804,250      73,966,761

     Exercise of stock options              90,965        91        9,788     177,516       813,203            -               -
     Adjustment to shares issued in
       acquisition                          (9,735)      (10)         810      13,972      (164,792)           -               -
     Release of unearned employee
       stock ownership plan shares            -          -           -           -           88,385        (451,063)           -
     Net income                               -          -           -           -             -               -         13,787,927
                                        ----------   -------    ---------  ----------   -----------      ----------    ------------

BALANCE, December 2, 1995               21,091,021    21,091    1,157,052   3,481,994    27,601,899       1,353,187      87,754,688

     Exercise of stock options              25,959        26        2,437      47,203       230,483            -               -
     Release of unearned employee
       stock ownership plan shares            -         -            -           -           54,482        (451,063)           -
     Net income                               -         -            -           -             -               -         16,000,895
                                        ----------   -------    ---------  ----------   -----------      ----------    ------------
BALANCE, November 30, 1996              21,116,980   $21,117    1,159,489  $3,529,197   $27,886,864      $  902,124    $103,755,583
                                        ==========   =======    =========  ==========   ===========      ==========    ============





                 The accompanying notes are an integral part of
                         these consolidated statements.

                         TECNOL MEDICAL PRODUCTS, INC.
                         -----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                              FOR THE YEARS ENDED
           DECEMBER 2, 1994, DECEMBER 2, 1995, AND NOVEMBER 30, 1996
           ---------------------------------------------------------

                                                                               1994            1995            1996
                                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                          $ 16,870,514    $ 13,787,927    $ 16,000,895
       Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation                                                        4,099,721       4,856,277       4,711,258
          Amortization                                                        1,725,760       2,067,139       2,318,441
          Gain on sale of property, plant, and equipment                        (30,744)        (13,579)        (47,226)
          Provision (benefit) for deferred income taxes                       1,833,130         752,000        (400,990)
          Compensation related to employee stock ownership plan                 425,349         539,448         505,545
          Net change in assets and liabilities, excluding acquisitions-
              Accounts receivable                                            (7,844,583)      2,006,480      (2,145,677)
              Inventories                                                    (3,731,912)    (10,938,333)      2,815,908
              Prepaid expenses                                                  252,544         221,684        (400,484)
              Other current assets                                              (13,867)       (165,159)        (50,463)
              Accounts payable - trade                                        1,075,877        (488,313)      2,719,846
              Accrued expenses                                                 (246,209)        200,116       1,748,597
              Income taxes payable                                              166,836        (858,237)        346,699
                                                                           ------------    ------------    ------------
                     Total adjustments                                       (2,288,098)     (1,820,477)     12,121,454
                                                                           ------------    ------------    ------------
                     Net cash provided by operating activities               14,582,416      11,967,450      28,122,349
                                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property, plant, and equipment                     142,946         124,180          97,997
       Purchase of property, plant, and equipment                            (7,015,402)    (11,244,749)     (9,427,612)
       Expenditures for patents and trademarks                                 (600,850)       (490,293)     (1,332,018)
       (Increase) decrease in other assets                                        5,568      (1,858,367)       (156,070)
       Sale of short-term investments                                         2,483,853         200,000            --
       Cash paid for acquisitions, net of cash acquired                      (6,499,228)     (1,360,089)     (6,302,152)
                                                                           ------------    ------------    ------------
                     Net cash used in investing activities                  (11,483,113)    (14,629,318)    (17,119,855)
                                                                           ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from bank term loans                                               --              --         5,500,000
       Bank line of credit borrowings (repayments), net                            --         3,530,000      (3,530,000)
       Principal payments on long-term debt                                  (3,569,616)     (3,833,506)     (9,031,168)
       Net proceeds from exercise of stock options                              313,815         635,778         183,306
       Purchase of shares restricted for employee stock ownership plan       (2,255,313)           --              --
                                                                           ------------    ------------    ------------
                     Net cash provided by (used in) financing activities     (5,511,114)        332,272      (6,877,862)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (2,411,811)     (2,329,596)      4,124,632

CASH AND CASH EQUIVALENTS, beginning of the year                              4,971,808       2,559,997         230,401
                                                                           ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of the year                                 $  2,559,997    $    230,401    $  4,355,033
                                                                           ============    ============    ============

SUPPLEMENTAL DISCLOSURES:
       Cash paid during the year for-
          Interest                                                         $  1,407,745    $  1,512,635    $  1,215,838
          Income taxes                                                     $  7,978,292    $  7,627,234    $  8,337,134

NONCASH INVESTING AND FINANCING ACTIVITIES:

       Issuance of note for acquisition of assets                          $       --      $       --      $    665,000


                The accompanying notes are an integral part of
                        these consolidated statements.

                         TECNOL MEDICAL PRODUCTS, INC.
                         -----------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------
          DECEMBER 2, 1994, DECEMBER 2, 1995, AND NOVEMBER 30, 1996
          ---------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES:
      --------------------------------
Background and Organization
---------------------------
Tecnol Medical Products, Inc. (the "Company") is engaged primarily in one industry segment: the design, manufacture, and sale of disposable medical products, including face masks, patient care products, (such as cold therapy products and patient safety restraints), wound dressings, headwear and shoe covers, and orthopedic products.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Fiscal Year
-----------
The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to November 30. The fiscal years ended December 2, 1994, December 2,
1995, and November 30, 1996, included 52 weeks.   On June 2, 1995, the Company
changed its fiscal year end from the Friday closest to November 30 in each year to the Saturday closest to November 30 in each year.

Cash and Cash Equivalents
-------------------------
Highly liquid investments purchased with original maturities of three months or less are reported as cash equivalents.

Inventories
-----------
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or fair market value. Work-in-process and finished goods inventories include material, labor, and factory overhead.

Other Current Assets
--------------------
Other current assets consists primarily of deferred income tax assets. The Company's deferred income tax assets were $2,128,000 at December 2, 1995, and $3,228,000 at November 30, 1996.

Property, Plant, and Equipment
------------------------------
Property, plant, and equipment are stated at cost, and depreciation is computed using the straight-line method. The useful lives by classification are:

               Buildings and improvements         25-40 years
               Automotive equipment               2-4 years
               Manufacturing equipment            5-20 years
               Office furniture and equipment     5-10 years

In 1996, the Company increased the useful life on certain manufacturing
equipment from 10 years to 20 years.   This increase reduced annual
depreciation expense on these machines by approximately $800,000.

Maintenance, repairs, and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of assets sold, retired, or otherwise disposed of and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in operations for the period.

Other Assets
------------
Other purchased intangible assets consist of noncompete agreements and customer lists. Other purchased intangible assets are amortized using the straight-line method over the life of the respective intangible assets ranging from three to seven years. Goodwill is amortized using the straight-line method over 20 to 40 years. The costs of obtaining patents and registering trademarks are capitalized as incurred and amortized over 17 years and five years, respectively, using the straight-line method. Amortization expense of goodwill and noncompete agreements of approximately $1,396,000 in 1994, $1,658,000 in 1995, and $1,993,000 in 1996 is included in other income (expense) in the consolidated statements of income. Amortization expense for the remaining other assets is included in general and administrative expenses.

The Company periodically evaluates the recoverability of its investment in intangible assets in relation to current and anticipated net income and cash flows. Based on this assessment, the Company expects its investment in intangible assets to be fully recovered.

Income Taxes
------------
The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of an asset and liability approach for financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences.

Revenue Recognition
-------------------
Sales are recorded when products are shipped. Provisions for returns, allowances, discounts, and rebates are made at the time of sale.

Net Income Per Share
--------------------
The computation of net income per share is based on the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. For net income per share purposes, unearned employee stock ownership plan shares are excluded from common shares outstanding. Primary and fully diluted net income per share are not materially different.

Accounting Estimates
--------------------
The consolidated financial statements include estimates and assumptions made by management which affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities. Significant estimates include the reserves for rebates, doubtful accounts, and excess and obsolete inventory. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements
-----------------------------------------
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The Company will be required to adopt SFAS No. 121 in fiscal year 1997. The Company does not expect the adoption of SFAS No. 121 to have a material impact on its financial position or results of operations.

In November of 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". As a result of SFAS No. 123, the Company will be required to make additional disclosures related to its stock option plans. The Company will be required to adopt SFAS No. 123 in fiscal year 1997. The Company does not expect the adoption of SFAS No. 123 to have a material impact on its financial position or results of operations.


2.    INVENTORIES:
      ------------
Inventories at December 2, 1995, and November 30, 1996, consist of the following:

                                       1995                1996
                                    -----------          -----------
Raw materials                       $16,162,047          $15,212,956
Work-in-process                       1,008,336            1,983,973
Finished goods                       16,837,406           14,839,405
                                    -----------          -----------
                                    $34,007,789          $32,036,334
                                    ===========          ===========


3.    PROPERTY, PLANT, AND EQUIPMENT:
      -------------------------------
Property, plant, and equipment at December 2, 1995, and November 30, 1996, consists of the following:

                                              1995                 1996
                                           ------------        ------------
    Land                                   $  6,108,588        $  6,247,752
    Buildings and improvements               13,787,825          14,563,836
    Automotive equipment                      2,825,575           2,913,496
    Manufacturing equipment                  30,771,624          36,510,853
    Office furniture and equipment            7,829,785           9,267,496
    Construction-in-progress                  3,138,329           4,446,416
                                           ------------        ------------
                                             64,461,726          73,949,849
    Less accumulated depreciation          (20,956,196)         (25,278,736)
                                           ------------        ------------
                                            $43,505,530         $48,671,113
                                           ============        ============


4.    ACQUISITIONS:
      -------------
On July 1, 1994, the Company closed the purchase of two product lines. The product lines purchased include SPORTS SUPPORTS(R), a full line of neoprene orthopedic and sports medicine joint supports that are marketed to orthopedic surgeons, clinics, and athletic trainers; and INDUSTRY'S CHOICE(R), a line of personal ergonomic products, principally back braces and lumbar supports, that are sold to the industrial market. The acquisition of these product lines involved the purchase of inventories, manufacturing equipment, and certain intangible assets. The purchase price of these product lines (approximately $5.5 million) was paid in cash.

On December 7, 1995, the Company closed the purchase of the wound care product line from Sparta Surgical Corporation ("Sparta"). The wound care product line consists primarily of non-adhering dressings and wet dressings. The purchase of this product line included manufacturing equipment, inventory, product formulations, and certain intangible assets. The purchase price of approximately $5,675,000 was paid in cash and a note in the amount of $665,000.

These acquisitions were accounted for using the purchase method of accounting. Operations of the acquired businesses are included in the accompanying financial statements for the period subsequent to the acquisition. Had these acquisitions occurred at the beginning of the fiscal year, the Company's results of operations as presented in the accompanying consolidated statements of income would not have been materially different.

5.    LONG-TERM DEBT:
      ---------------
Long-term debt at December 2, 1995, and November 30, 1996, consists of the following:

                                                                                 1995                1996
                                                                              ------------       ------------
   Term loans payable to a bank, interest at a variable rate
       (approximately 7.25% and 6.875% at December 2, 1995, and
       November 30, 1996, respectively), payable in quarterly
       installments of  $750,000, plus interest through November 15,
       1998, unsecured                                                        $  9,000,000       $  6,000,000

   Term loan payable to a bank, interest at 7.72%, payable in quarterly installments of $87,500, plus interest through
       January 7, 2000, unsecured                                                2,537,500          2,187,500

   Industrial Revenue Bonds, interest payable monthly according to short-term rates established by remarketing company
       (approximately 4.10% and 3.80% at December 2, 1995, and
       November 30, 1996, respectively), principal payments are due in annual installments of $100,000 to $200,000 on December 1 with a seven-day call feature and final maturity date of
       December 1, 2015, secured by land, manufacturing facility, and            3,600,000          3,600,000
       certain equipment

   Other installment obligations                                                   634,691          1,118,523
                                                                              ------------       ------------
                                                                                15,772,191         12,906,023

   Less- Current maturities                                                      2,771,610          3,641,287
                                                                              ------------       ------------
                                                                               $13,000,581       $  9,264,736
                                                                              ============       ============
   Debt maturities are as follows:

             Fiscal Year                                          Amount
             -----------                                        ------------
                1997                                            $  3,641,287
                1998                                               3,613,063
                1999                                               1,469,438
                2000                                                 626,458
                2001                                                 587,287
                Thereafter                                         2,968,490
                                                                 -----------
                                                                 $12,906,023
                                                                 ===========

The term loans relate to a credit facility with the Company's principal bank. Under this credit facility, the Company has a $10,000,000 line of credit which expires March 12, 1997, and a $4,675,000 reducing revolving line of credit which expires December 5, 2000. The amount available under the reducing revolving line of credit is reduced by $275,000 each quarter, and the Company pays an annual commitment fee of 1/4% of the unadvanced portion. As of November 30, 1996, the Company had no amounts outstanding under the line of credit or the reducing revolving line of credit. The weighted average rate of interest on borrowings under the line of credit during fiscal years 1995 and 1996 was 8.83% and 8.42%, respectively. The weighted average rate of interest on borrowings under the reducing revolving line of credit was 7.25% during fiscal year 1996.

Every seven days the interest rate on the Industrial Revenue Bonds is reset to the current market rate. The Bonds are backed by a bank letter of credit covering the outstanding principal and interest. Should a situation arise in which the bonds could not be marketed at the current market rate, then the letter of credit will pay the outstanding principal and interest. The principal would be payable on a three-year note at the prime interest rate with monthly installments of $15,000 with the remaining principal due at maturity. The letter of credit expires March 1999.

The Company's existing credit agreements contain various restrictive covenants which, among other things, include minimum working capital requirements, certain financial ratios and restrictions on payment of dividends, stock redemptions, and capital expenditures. Under the dividend restrictions, the Company would be permitted to pay dividends up to approximately $9,100,000 as of November 30, 1996. As of December 2, 1995, and November 30, 1996, and for the years then ended, the Company was in compliance with respect to these covenants.

The estimated fair value of the Company's long-term debt is $11.9 million. This fair value was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.


6.    COMMITMENTS AND CONTINGENCIES:
      ------------------------------
Employment Contracts
--------------------
The Company has an employment agreement with its chief executive officer which expires in 1998. The employment agreement provides for a minimum level of annual compensation, an annual bonus based on defined criteria, and certain other benefits.

Litigation
----------
On August 21, 1995, a class action lawsuit was filed in the United States District Court for the Northern District of Texas against the Company and several executive officers of the Company. The suit was brought by a stockholder on his own behalf and on behalf of other persons who purchased the Company's stock from January 10, 1995, to July 17, 1995. On August 29, 1996, the Company and the individual defendants tentatively agreed, subject to court approval, to settle the lawsuit for a total payment of $2.2 million. Approximately $550,000 of the settlement amount was charged to fiscal 1996 operations and paid by the Company subsequent to year end. The balance was paid by the Company's insurance carrier.

The Company is subject to certain other litigation and claims arising out of the conduct of its business. While the final outcome of any litigation or claim cannot be determined with certainty, management believes that the final outcome of any current litigation or claim will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Operating Leases
----------------
The Company has the following minimum annual payments under various long-term operating leases for manufacturing and warehouse space and equipment:

               1997                               $1,333,000
               1998                                  617,000
               1999                                  367,000
               2000                                  331,000
               2001                                  311,000
                                                  ----------
              Total minimum lease payments        $2,959,000
                                                  ==========

Rent expense was approximately $768,000, $1,358,000, and $1,686,000 in 1994,
1995, and 1996, respectively.


7.    FEDERAL INCOME TAXES:
      ---------------------
The income tax provision for the years ended December 2, 1994, December 2, 1995, and November 30, 1996, consisted of the following:

                                        1994              1995               1996
                                     -----------         ----------        ----------
 Current                              $8,266,779         $6,453,205        $8,387,601
 Deferred                              1,833,000            752,000          (401,000)
                                     -----------         ----------        ----------
   Provision for income taxes        $10,099,779         $7,205,205        $7,986,601
                                     ===========          =========        ==========

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate because of the effect of the following items:

                                                      1994              1995               1996
                                                  ------------       -----------        ----------
 Tax at U.S. federal income tax rate               $ 9,439,603        $7,347,596        $8,395,624
 State income taxes, net of U.S. federal
    income tax benefit                                 467,806            74,100            72,326
 Goodwill amortization not deductible                  281,392           316,388           310,590
 Benefit of a foreign sales corporation               (193,332)         (280,000)         (148,100)
 Revision of estimated reserves                        -                (623,929)         (701,000)
 Other                                                 104,310           371,050            57,161
                                                  ------------       -----------       ----------
  Provision for income taxes                       $10,099,779        $7,205,205        $7,986,601
                                                  ============       ===========       ===========

Significant components of deferred income taxes recorded on the consolidated balance sheet as of December 2, 1995, and November 30, 1996, are as follows:

 Deferred Tax Assets:                                Dec. 2, 1995                    Nov. 30, 1996
                                                     ------------                    -------------
    Current:
       Inventory allowances                             $  950,466                       $1,143,728
       Allowance for doubtful accounts                     317,174                          553,894
       Rebate accrual                                      769,603                        1,304,254
       Other accrued liabilities                            90,346                          225,723
    Noncurrent:
       Other                                               262,411                          366,401
                                                      ------------                    -------------
    Total deferred tax assets                           $2,390,000                       $3,594,000
                                                      ============                    =============

 Deferred Tax Liabilities:
    Noncurrent:
       Property, plant, and equipment                   $3,489,447                       $4,331,551
       Patent expenditures                                 391,531                          764,551
       Other                                             1,862,022                        1,449,898
                                                      ------------                    -------------
    Total deferred tax liabilities                      $5,743,000                       $6,546,000
                                                      ============                    =============

No valuation allowance has been established for the deferred tax assets as the Company believes it will generate sufficient taxable income in the future to realize all of the recorded assets. Current deferred tax assets are included in other current assets on the consolidated balance sheet.


8.    INTEREST COSTS:
      ---------------
Total interest costs incurred were $1,363,000 in 1994, $1,486,000 in 1995, and $1,278,000 in 1996. The Company capitalizes interest costs related to the construction of equipment and buildings for its own use. Interest costs capitalized as part of equipment and buildings were $139,000 in 1994, $235,000 in 1995, and $448,000 in 1996.


9.  EMPLOYEE BENEFIT PLANS:
    -----------------------
The Company has several plans for the benefit of its employees as described below.

Employee Stock Ownership Plan
-----------------------------
The Company has adopted an Employee Stock Ownership Plan ("ESOP") in which its employees are eligible to participate after completing one year of service.
The Company makes annual contributions in the form of cash, the Company's common stock, or in such property as is acceptable to the trustees of the ESOP. Company contributions are determined by the Board of Directors. However, the contribution shall never be less than the amount required to enable the plan to discharge its trust obligations payable in cash within one year from the date the Company's contribution is due. Participants' interests in the ESOP are distributed in the form of cash and Company common stock upon normal retirement, permanent and total disability, death, or at a specific time after any other termination of employment.

During 1994, the Company purchased 150,000 shares of Company stock for the ESOP for $2,255,313 on the open market. This purchase was recorded as unearned ESOP shares. The unearned ESOP share amount will be reduced by the cost of the shares released to participants' accounts, at the rate of 30,000 shares per year over five years. Compensation expense is measured using the average fair market value when shares are committed to be released to the employee. The Company recognized compensation expense of $425,349 in 1994, $539,448 in 1995, and $505,545 in 1996 related to the ESOP.

The following summarizes the number of shares held by the ESOP as of November 30, 1996:

                                                      Shares
                                                      ------
                 Allocated                            693,740
                 Committed-to-be-released              30,000
                 Unearned                              60,000
                                                      -------
                 Total                                783,740
                                                      =======

The fair market value of the 60,000 unearned shares held by the ESOP as of November 30, 1996, was $802,500.

Employee Stock Options
----------------------
During 1991, the Company adopted the 1991 Tecnol Stock Option Plan (the "Option Plan") for key employees to purchase shares of the Company's common stock. The stock option committee of the Board of Directors administers the Option Plan and determines who receives options, the terms of any options granted, including the exercise price, the number of shares, and the manner of exercising the option. The option price is at least equal to the fair market value of the Company's common stock at the date of grant. Outstanding options granted typically become exercisable at the rate of one ninth of the number granted per year, on a cumulative basis, beginning with the first anniversary date of the grant. No option may be exercised more than 10 years after the date of grant and options will be forfeited upon termination of employment.
The Company has reserved 2,000,000 shares of common stock for issuance upon the exercise of options under the Option Plan.

In 1982, the Company adopted the Tecnol, Inc. 1982 Incentive Stock Option Plan (the "Prior Plan") under which options were granted to key employees. Outstanding options granted become exercisable at the rate of 20% per year, on a cumulative basis, beginning with the first anniversary date of the grant. As of the end of fiscal year 1996, all options under the Prior Plan have been exercised and the Company will not grant any additional options.

Transactions for both plans during the years ended December 2, 1994, December 2, 1995, and November 30, 1996, were as follows:

                                                           Shares              Exercise Price
                                                           ------              --------------
Outstanding at December 3, 1993                         1,302,031            $  2.31 - $18.00

Granted                                                   294,875                      $18.00
Forfeited                                                 (56,086)
Exercised                                                 (62,932)           $  2.31 - $13.33
                                                          --------

Outstanding at December 2, 1994                         1,477,888            $  2.93 - $18.00

Granted                                                   151,917            $ 17.00 - $18.00
Forfeited                                                (150,961)
Exercised                                                 (90,965)           $  2.93 - $18.00
                                                          --------

Outstanding at December 2, 1995                         1,387,879            $  2.93 - $18.00

Granted                                                   200,200            $ 15.00 - $18.00
Forfeited                                                (138,724)
Exercised                                                 (25,959)           $  3.47 - $18.00
                                                          --------

Outstanding at November 30, 1996                        1,423,396            $ 11.33 - $18.00
                                                        =========

Options exercisable at November 30, 1996                  492,238
                                                          =======

Defined Contribution Profit Sharing Plan

In 1986, a defined contribution profit sharing plan ("401(k) Plan") was established for the benefit of eligible employees. The Company may make nonelective and discretionary employer contributions for each plan year. The Company made matching employer contributions to the 401(k) Plan of approximately $78,000 in 1994, $85,000 in 1995, and $90,000 in 1996, in
addition to paying certain administrative expenses.

Other Postretirement and Postemployment Benefits
------------------------------------------------
The Company does not offer postemployment or postretirement benefits to its employees.


10.  OTHER BUSINESS INFORMATION:
     ---------------------------
Export Sales
------------
Net sales include $17,577,000, $19,963,000, and $22,379,000 in 1994, 1995, and
1996, respectively, for goods exported outside the U.S.

Major Customers
---------------
The Company has two customers, Baxter International Inc. ("Baxter") and Owens
& Minor, Inc., who each account for more than 10% of net sales. Net sales to Baxter were approximately $58,658,000 in 1994, $46,610,000 in 1995, and $38,876,000 in 1996. Receivables due from Baxter were approximately $6,547,000 on December 2, 1995, and $842,000 on November 30, 1996. In late 1996, Baxter transferred the majority of its U.S. hospital distribution business to a new entity named Allegiance Healthcare Corporation ("Allegiance"). Receivables due from Allegiance were approximately $6,672,000 on November 30, 1996. Net sales to Owens & Minor, Inc. were approximately $14,518,000 in 1995 and $18,820,000 in 1996. Receivables due from Owens & Minor, Inc. were approximately $4,250,000 on December 2, 1995, and $4,033,000 on November 30, 1996. Net sales to Owens and Minor, Inc. were less than 10% of total net sales in 1994.

Business Concentration and Risk
-------------------------------
Sales are primarily to companies in the health care industry and substantially all receivables are from those companies. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements based upon management's estimates. Historically, credit losses have not differed materially from such estimates.

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
     --------------------------------------------

                                                                Fiscal Year Ended December 2, 1995
                                                        -------------------------------------------------
                                                         First         Second        Third         Fourth
                                                        Quarter       Quarter       Quarter       Quarter
                                                        -------       -------       -------       -------
                                                             (In thousands, except per share amounts)
Net sales                                                $28,703       $34,395       $26,283       $31,541
Cost of goods sold                                        14,897        17,630        15,835        17,741
                                                        --------       -------       -------       -------

         Gross profit                                     13,806        16,765        10,448        13,800

Selling expenses                                           5,014         5,889         5,761         5,251
General and administrative expenses                        1,920         1,904         2,073         1,762
Research and development expenses                            367           469           326           402
                                                        --------       -------       -------       -------
         Income from operations                            6,505         8,503         2,288         6,385

Interest and other income (expense), net                    (654)         (692)         (714)         (628)
                                                        --------       -------       -------       -------

         Income before provision for income taxes          5,851         7,811         1,574         5,757

Provision for income taxes                                 2,143         2,874           579         1,609
                                                        --------       -------       -------       -------

         Net income                                       $3,708        $4,937          $995        $4,148
                                                        ========       =======       =======       =======

Net income per common and common equivalent share
                                                           $0.19         $0.25         $0.05         $0.21
                                                        ========       =======       =======       =======


Weighted average number of common and common
   equivalent shares outstanding                          20,030        20,118        20,155        20,153

     --------------------------------------------------------

                                                               Fiscal Year Ended November 30, 1996
                                                        -------------------------------------------------
                                                         First         Second        Third         Fourth
                                                        Quarter       Quarter       Quarter       Quarter
                                                        -------       -------       -------       -------
                                                             (In thousands, except per share amounts)
Net sales                                                $35,244       $36,338       $35,971       $36,841
Cost of goods sold                                        19,579        20,317        22,373        20,323
                                                         -------       -------       -------       -------

         Gross profit                                     15,665        16,021        13,598        16,518

Selling expenses                                           5,689         6,242         5,540         6,169
General and administrative expenses                        2,068         1,949         3,211         2,188
Research and development expenses                            458           403           412           437
                                                         -------       -------       -------       -------

         Income from operations                            7,450         7,427         4,435         7,724

Interest and other income (expense), net                    (838)         (373)       (1,240)         (597)
                                                         -------       -------       -------       -------

         Income before provision for income taxes          6,612         7,054         3,195         7,127

Provision for income taxes                                 2,278         2,288         1,064         2,357
                                                         -------       -------       -------       -------

         Net income                                       $4,334        $4,766        $2,131        $4,770
                                                         =======       =======       =======       =======

Net income per common and common equivalent share
                                                           $0.22         $0.24         $0.11         $0.24
                                                         =======       =======       =======       =======

Weighted average number of common and common
   equivalent shares outstanding                          20,128        20,173        20,164        20,003



NOTE: During the third quarter of fiscal year 1996, the Company recorded significant increases in reserves for doubtful accounts receivable and excess and obsolete inventory.

                         TECNOL MEDICAL PRODUCTS, INC.
                         -----------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
           DECEMBER 2, 1994, DECEMBER 2, 1995, AND NOVEMBER 30, 1996
           ---------------------------------------------------------

                            Balance at            Additions                Additions                             Balance at
                           Dec. 3, 1993       Charged to Expense      Charged to Goodwill      Deductions       Dec. 2, 1994
                          --------------     --------------------    ---------------------    ------------     --------------
DESCRIPTION:

  Allowance for                 $554,000            $214,000              $     -                $  41,000           $727,000
    doubtful accounts


                            Balance at            Additions                Additions                             Balance at
                           Dec. 2, 1994       Charged to Expense      Charged to Goodwill      Deductions       Dec. 2, 1995
                          --------------     --------------------    ---------------------    ------------     --------------
DESCRIPTION:

  Allowance for                 $727,000            $169,000              $     -                $  39,000           $857,000
    doubtful accounts

  Reserve for inventory         $177,000            $575,000              $100,000                $140,000           $712,000
    obsolescence (1)


                            Balance at            Additions                Additions                             Balance at
                           Dec. 2, 1995       Charged to Expense      Charged to Goodwill      Deductions      Nov. 30, 1996
                          --------------     --------------------    ---------------------    ------------     --------------
DESCRIPTION:

  Allowance for                 $857,000          $1,710,000              $     -               $1,070,000         $1,497,000
    doubtful accounts

  Reserve for inventory         $712,000            $885,000              $13,000                 $140,000         $1,470,000
    obsolescence


(1) The reserve for inventory obsolescence was insignificant in prior years.

                               INDEX TO EXHIBITS

 The following exhibits are incorporated by reference to the exhibit with the same exhibit number designation in Tecnol's Registration Statement on Form S-1, No. 33-41583, filed with the Securities and Exchange Commission, unless indicated otherwise.

         Exhibit
         Number                          Exhibit
         ------                          -------

***      2              Agreement and Plan of Merger ("Merger Agreement") by
                        and among Tecnol, Tecnol Acquisition, Inc., and Anago
                        dated October 20, 1993 (without schedules), including
                        the following exhibits:
                        -  Employment, Consulting and Non-Competition Agreement
                        among Tecnol, Anago, Timothy J. McKibben, Gary
                        Pedersen, Sidney Echols, and J. Randall Keene, as
                        amended by instrument dated November 15, 1993;
                        -  McKibben Termination, Release, and Payment Agreement
                        between Anago and Timothy J. McKibben;
                        -  Mays Group Termination and Release among Anago and
                        Mays Acquisition Company, Inc., Conrad/Collins Merchant
                        Banking Group, Ltd., Conrad/Collins Merchant Banking
                        Fund Ltd., and Brian Harpster;
                        -  Rauscher Pierce Termination and Release between
                        among Anago and Rauscher Pierce Refsnes, Inc.;
                        -  Tecnol/Tecnol Acquisition Release; Tecnol Group
                        Release; Tecnol; Original Preferred Shareholders
                        Release; Anago Release;
                        -  Indemnity Agreement among Tecnol, Anago, Timothy J.
                        McKibben, Gary Pedersen, Sidney Echols, and J. Randall
                        Keene, as amended by instrument dated November 15, 1993
***      2(a)(1)        Letter Agreement, dated November 15, 1993, amending
                        Employment, Consulting and Non- Competition Agreement
                        attached as an exhibit to the Merger Agreement
***      2(a)(2)        Amendment to Indemnity Agreement, dated as of October
                        21, 1993, amending Indemnity Agreement attached as an
                        exhibit to the Merger Agreement
+++      3(a)           Certificate of Incorporation of Tecnol
+++      3(a)(1)        Amendment to Certificate of Incorporation of Tecnol
*        3(b)           Bylaws of Tecnol, as amended
         4              Specimen Certificate evidencing Common Stock
         10(a)          1991 Tecnol Stock Option Plan
##       10(a)(1)       Amendment to 1991 Tecnol Stock Option Plan adopted
                        February 25, 1993
##       10(a)(2)       Amendment to 1991 Tecnol Stock Option Plan effective
                        October 12, 1995
##       10(a)(3)       Amendment to 1991 Tecnol Stock Option Plan adopted June
                        20, 1996
++       10(b)(1)       Modification Agreement dated  July 1, 1994, by Tecnol
                        Inc., TCNL Technologies Inc., Tecnol International
                        (V.I.), Inc., La Ada de Acuna, S.A., and Tecnol in
                        favor of NationsBank of Texas, N.A., including the
                        following exhibit:

                        -  $9,000,000 Amended and Restated Promissory Note of
                        Tecnol payable to NationsBank of Texas, N.A.;
*        10(b)(2)       $3,500,000 Promissory Note dated January 11, 1993, by
                        Tecnol in favor of NationsBank of Texas, N.A.
*        10(b)(3)       Guaranty Agreement dated January 11, 1993, by Tecnol
                        Orthopedic Products, Inc., Tecnol International (V.I.),
                        Inc., Tecnol, Inc., TCNL Technologies, Inc., Polymed
                        Holdings, Inc., and Poly-Med Industries, Inc.
                        (collectively, the "Previous Subsidiaries"), in favor
                        of NationsBank of Texas, N.A.
***      10(b)(6)       Third Amended and Restated Loan Agreement between
                        NationsBank of Texas, N.A. and Tecnol, joined in by its
                        direct and indirect subsidiaries, effective November
                        15, 1993, including the following exhibit:
                        -  Form  of Guaranty Agreement of subsidiaries of
                        Tecnol respecting notes of Tecnol payable to
                        NationsBank of Texas, N.A.
++       10(b)(7)       $4,500,000 Amended and Restated Promissory Note of
                        Tecnol, Inc. payable to NationsBank of Texas, N.A.,
                        dated July 1, 1994
***      10(b)(8)       Guaranty Agreement dated November 15, 1993, of Tecnol,
                        the Previous Subsidiaries  and Inman Medical
                        Corporation respecting the note of Anago payable to
                        NationsBank  of Texas, N.A. which has been assumed,
                        renewed, and extended by Tecnol, Inc.
++       10(b)(8)(a)    Consent by Guarantors dated July 1, 1994, by and among
                        Tecnol, TCNL Technologies, Inc., Tecnol International
                        (V.I.), Inc., and La Ada de Acuna, S.A., in favor of
                        NationsBank of Texas, N.A.
++       10(b)(9)       Consent Agreement dated June 30, 1994, by and among
                        Tecnol, Tecnol, Inc., TCNL Technologies, Inc., Tecnol
                        International (V.I.), Inc., La Ada de Acuna, S.A., and
                        NationsBank Texas, N.A. relating to the Third Amended
                        and Restated Loan Agreement dated November 15, 1993
++       10(b)(10)      Consent and Assumption Agreement dated June 30, 1994,
                        by and among Tecnol, Tecnol, Inc., TCNL Technologies,
                        Inc., Tecnol International (V.I.), Inc., La Ada de
                        Acuna, S.A., and NationsBank Texas, N.A. relating to a
                        $5,000,000 promissory note originally executed by
                        Anago, Inc.
+++      10(b)(11)      1995 Modification Agreement dated effective  March 15,
                        1995, by and among Tecnol, NationsBank Texas, N.A.,
                        Tecnol, Inc., TCNL Technologies, Inc. Tecnol
                        International (V.I.), Inc., and  La Ada de Acuna, S.A.,
                        modifying the Third Amended and Restated Loan Agreement
                        and increasing the working capital loan to $5,000,000
+++      10(b)(12)      Guaranty Agreement made as of March 15, 1995, by Tecnol
                        Consumer Products, Inc. and Tecnadyne Scientific
                        Incorporated, in favor of NationsBank of Texas, N.A.,
                        guaranteeing certain indebtedness of Tecnol
+++      10(b)(13)      Guaranty Agreement  made as of March 15, 1995, by
                        Tecnol Consumer Products, Inc., and Tecnadyne
                        Scientific Incorporated, in favor of NationsBank of
                        Texas N.A., guaranteeing certain indebtedness of
                        Tecnol, Inc.

+++      10(b)(14)      Second 1995 Modification Agreement executed as of May
                        8, 1995, by and among Tecnol, NationsBank Texas, N.A.,
                        Tecnol, Inc., TCNL Technologies, Inc., Tecnol
                        International (V.I.), Inc., La Ada de Acuna, S.A.,
                        Tecnol Consumer Products, Inc., and Tecnadyne
                        Scientific Incorporated, modifying the Third Amended
                        and Restated Loan Agreement and increasing the working
                        capital loan to $10,000,000
##       10(b)(15)      $10,000,000 Promissory Note (Revolving Line of Credit)
                        of Tecnol dated March 13, 1996, payable to NationsBank
                        of Texas, N.A.
+++      10(b)(16)      Consent by Guarantors executed as of May 8, 1995, by
                        Tecnol, Inc., TCNL Technologies, Inc., Tecnol
                        International (V.I.), Inc., La  Ada de Acuna, S.A.,
                        Tecnol Consumer Products, Inc., and Tecnadyne
                        Scientific Incorporated
#        10(b)(17)      1995 Modification Agreement dated effective December 5,
                        1995, by and among Tecnol, NationsBank Texas,  N.A.,
                        Tecnol, Inc.,  TCNL Technologies, Inc., Tecnol
                        International (V.I.), Inc., La Ada de Acuna, S.A.,
                        Tecnol Consumer Products, Inc., Tecnadyne Scientific
                        Incorporated and Tecnol New Jersey Wound Care, Inc.,
                        modifying and amending the Third Amended and Restated
                        Loan Agreement and extending a new Reducing Revolver
                        Loan in the maximum amount of $5,500,000
#        10(b)(18)      $5,500,000 Promissory Note (Revolving Line of Credit)
                        of Tecnol dated  December 5, 1995, payable to the order
                        of NationsBank of Texas, N.A.
#        10(b)(19)      Guaranty Agreement dated effective December 5, 1995, by
                        Tecnol New Jersey Wound Care, Inc. in favor of
                        NationsBank of Texas, N.A., guaranteeing certain
                        indebtedness of Tecnol
#        10(b)(20)      Guaranty Agreement effective December 5, 1995, by
                        Tecnol New Jersey Wound Care, Inc. in favor of
                        NationsBank of Texas, N.A., guaranteeing certain
                        indebtedness of Tecnol, Inc.
#        10(b)(21)      Guaranty Agreement effective December 5, 1995, by
                        Tecnol New Jersey Wound Care, Inc., Tecnol Consumer
                        Products, Inc. and Tecnadyne Scientific Incorporated in
                        favor of NationsBank of North Carolina, N.A.,
                        guaranteeing certain indebtedness of Tecnol and Tecnol,
                        Inc.
##       10(b)(22)      First 1996 Modification Agreement dated effective March
                        13, 1996, by and among Tecnol, NationsBank Texas, N.A.,
                        Tecnol, Inc., TCNL Technologies, Inc., Tecnol
                        International (V.I.), Inc., La Ada de Acuna, S.A.,
                        Tecnol Consumer Products, Inc., Tecnadyne Scientific
                        Incorporated, and Tecnol New Jersey Wound Care, Inc.,
                        modifying and extending the Third Amended and Restated
                        Loan Agreement
         10(c)          North Richland Hills  Industrial Development
                        Corporation Loan Agreement, Promissory Note,
                        Reimbursement Agreement, Pledge Agreement, Deed of
                        Trust, Remarketing Agreement, and Assumption Agreement
*        10(c)(1)       Amendment to Loan Agreement dated November 24, 1992,
                        between North Richland  Hills Industrial Development
                        Corporation and Tecnol
*        10(c)(2)       Guaranty Agreement dated December 1, 1992, by the
                        Previous Subsidiaries in favor of NationsBank of North
                        Carolina, N.A.
*        10(c)(3)       Consent, Waiver, and Assumption Agreement dated
                        December 1, 1992, among Tecnol, the Previous
                        Subsidiaries, and NationsBank of North Carolina, N.A.

*        10(c)(4)       Consent and Assumption Agreement dated December 2,
                        1992, among Tecnol, the Previous Subsidiaries, and
                        Security Pacific National Trust Company (New York)
+        10(c)(5)       Guaranty Agreements dated February 11, 1994, of Anago,
                        IMC, and La Ada de Acuna, S.A., in favor of NationsBank
                        of North Carolina, N.A.
++       10(c)(6)       Consent Agreement dated June 30, 1994, by and among
                        Tecnol, Tecnol Inc.,  TCNL Technologies, Inc., Tecnol
                        International (V.I.), Inc., La Ada de Acuna, S.A., and
                        NationsBank of North Carolina, N.A.
         10(d)          Tecnol, Inc. 1982 Incentive Stock Option Plan, as
                        amended
         10(e)          Form of Incentive Stock Option Agreement
**       10(f)          Management Bonus Program
+++      10(g)          Amended and Restated Employee Stock Ownership Plan
                        ("ESOP")
##       10(g)(1)       Amendment to ESOP dated November 25, 1996
**       10(i)          Vance M. Hubbard Employment Contract dated December 1,
                        1989
**++     10(i)(1)       Amendment and Extension of Employment Agreement of
                        Vance M. Hubbard
**##     10(j)          Agreement dated September 1, 1996, between Jack G.
                        Johnson and Tecnol
**##     10(k)          Jeffrey A.  Nick Incentive  Stock Option, Trade Secret,
                        Invention and Non-Competition Agreement dated November
                        20, 1995
**       10(n)          Kirk Brunson nonstatutory Stock Option Agreement dated
                        September 18, 1991, and schedule of substantially
                        similar agreements
**+++    10(o)          David Radunsky Incentive Stock Option, Trade Secret,
                        Invention and Non-competition Agreement dated September
                        21, 1991, and schedule of substantially similar
                        agreements
##       10(o)(1)       Form of Incentive Stock Option, Trade Secret, Invention
                        and Non-Competition Agreement
**       10(p)          Jack G. Johnson Director's Stock Option Agreement dated
                        September 21, 1991, and schedule of substantially
                        similar agreements
##       11             Computation of Earnings Per Share
##       21             Subsidiaries
##       23             Consent of Arthur Andersen LLP
##       27             Financial Data Schedule


* Incorporated by reference to the exhibit with the same exhibit number designation in Tecnol's Annual Report on Form 10-K for the fiscal year ended November 27, 1992, filed with the Securities and Exchange Commission.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. Unless otherwise additionally noted, incorporated by reference to the exhibit with the same exhibit number designation in Tecnol's Registration Statement on Form S-1, No. 33-41583, filed with the Securities and Exchange Commission.

*** Incorporated by reference to the exhibit with the same exhibit number designation in Tecnol's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 1993.

+ Incorporated by reference to the exhibit with the same exhibit number designation in Tecnol's Annual Report on Form 10-K for the fiscal year ended December 3, 1993, filed with the Securities and Exchange Commission.

++ Incorporated by reference to the exhibit with the same exhibit number designation in Tecnol's Annual Report on Form 10-K for the fiscal year ended December 2, 1994, filed with the Securities and Exchange Commission.

+++ Incorporated by reference to the exhibit with the same exhibit number designation in Tecnol's Annual Report on Form 10-K for the fiscal year ended December 2, 1995, filed with the Securities and Exchange Commission.

# Incorporated by reference to the exhibit with the same exhibit number designation in Tecnol's Quarterly Report on Form 10-Q for the quarterly period ended March 2, 1996, filed with the Securities and Exchange Commission.

##      Filed herewith.