Form 10-Q
period 1997-03-01
TECNOL MEDICAL PRODUCTS INC
filed 1997-04-14
CIK 876968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 1, 1997

                                      -or-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                              to
                                       ------------------------------
         ------------------------------.

Commission file number:    0-19524
                       --------------

                         TECNOL MEDICAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    75-1516861
 -------------------------------            ----------------------------------
 (State or other jurisdiction of            (I.R.S. employer identification no.)
 incorporation or organization)


                           7201 INDUSTRIAL PARK BLVD.
                           --------------------------
                            FORT WORTH, TEXAS  76180
                            ------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:          (817) 581-6424
                                                   -------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      No
   ----    ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      19,976,074 shares common stock, par value $.001, as of April 8, 1997
      --------------------------------------------------------------------

TECNOL MEDICAL PRODUCTS, INC.



                                FORM 10-Q INDEX


PART I           FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

Item 1.          Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

                 Condensed Consolidated Balance Sheets as of
                 November 30, 1996, and March 1, 1997 . . . . . . . . . . . . . . . . . . . . . . .     3

                 Condensed Consolidated Statements of Income for the Quarters
                 Ended March 2, 1996, and March 1, 1997 . . . . . . . . . . . . . . . . . . . . . .     5

                 Condensed Consolidated Statements of Cash Flows for the Quarters
                 Ended March 2, 1996, and March 1, 1997 . . . . . . . . . . . . . . . . . . . . . .     6

                 Notes to Condensed Consolidated Interim Financial Statements . . . . . . . . . . .     7

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9


PART II          OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .    12


                 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TECNOL MEDICAL PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        Nov. 30,       Mar. 1,
                                                         1996           1997
                                                    ------------   ------------
                                                                   (unaudited)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $  4,355,033   $  7,698,842
  Accounts receivable, net of allowance
   for doubtful accounts of $1,497,000 in 1996
   and $1,414,000 in 1997                             24,858,157     26,032,419
  Inventories                                         32,036,334     31,875,159
  Prepaid expenses                                       620,807        667,234
  Other current assets                                 3,497,720      3,591,197
                                                    ------------   ------------
               Total current assets                   65,368,051     69,864,851


NET PROPERTY, PLANT, AND EQUIPMENT                    48,671,113     50,023,878


  OTHER ASSETS:
   Goodwill, net of accumulated amortization
    of $3,609,000 in 1996 and $3,950,000 in 1997      39,618,824     39,766,178
   Other purchased intangible assets, net of
    accumulated amortization of $3,140,000 in
    1996 and $3,280,000 in 1997                          772,257        631,342
   Patents and trademarks, net of accumulated
    amortization of $728,000 in 1996 and $811,000
    in 1997                                            3,358,266      3,392,677
   Other                                               1,711,193      1,718,317
                                                    ------------   ------------
               Total other assets                     45,460,540     45,508,514
                                                    ------------   ------------

               Total assets                         $159,499,704   $165,397,243
                                                    ============   ============






     See accompanying Notes to Condensed Consolidated Financial Statements

                        TECNOL MEDICAL PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (CONTINUED)

                                                           Nov. 30,        Mar. 1,
                                                            1996            1997
                                                       ------------   ------------
                                                                       (unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                     $  7,800,378   $  8,893,408
  Accrued expenses                                        4,662,419      3,520,788
  Income taxes payable                                      719,042      3,058,831
  Current maturities of long-term debt                    3,641,287      4,125,726
                                                       ------------   ------------
          Total current liabilities                      16,823,126     19,598,753

LONG-TERM DEBT, net of current maturities                 9,264,736      7,462,035
DEFERRED INCOME TAXES                                     6,179,599      5,969,599
                                                       ------------   ------------
          Total liabilities                              32,267,461     33,030,387

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000
   shares authorized, no shares issued                         --             --
  Common stock, $.001 par value, 50,000,000
   shares authorized, 21,116,980 shares issued
   in 1996 and 21,135,563 shares issued in 1997              21,117         21,136
  Additional paid-in capital                             27,886,864     28,097,452
  Retained earnings                                     103,755,583    108,679,589
                                                       ------------   ------------
                                                        131,663,564    136,798,177
  Less-treasury stock, at cost:
   1,159,489 shares in 1996 and 1997                      3,529,197      3,529,197
  Less-unearned employee stock ownership shares,
   60,000 shares in 1996 and 1997                           902,124        902,124
                                                       ------------   ------------
          Total stockholders' equity                    127,232,243    132,366,856
                                                       ------------   ------------

          Total liabilities and stockholders' equity   $159,499,704   $165,397,243
                                                       ============   ============





     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                QUARTERS ENDED MARCH 2, 1996, AND MARCH 1, 1997

                                                        Quarter Ended
                                                ----------------------------
                                                   Mar. 2,         Mar. 1,
                                                    1996            1997
                                                ------------    ------------
                                                (unaudited)     (unaudited)
NET SALES                                       $ 35,243,621    $ 37,310,507
COST OF GOODS SOLD                                19,578,729      20,728,710
                                                ------------    ------------
         Gross profit                             15,664,892      16,581,797

SELLING EXPENSES                                   5,688,696       5,900,710
GENERAL AND ADMINISTRATIVE EXPENSES                2,068,259       2,339,475
RESEARCH AND DEVELOPMENT EXPENSES                    457,991         410,263
                                                ------------    ------------
         Income from operations                    7,449,946       7,931,349

OTHER INCOME (EXPENSE):
  Interest income                                      5,469          85,159
  Interest expense                                  (385,795)       (108,946)
  Amortization expense and other, net               (457,520)       (483,767)
                                                ------------    ------------
         Total other income (expense)               (837,846)       (507,554)
                                                ------------    ------------

         Income before provision
           for income taxes                        6,612,100       7,423,795

PROVISION FOR INCOME TAXES                         2,277,974       2,499,789
                                                ------------    ------------

NET INCOME                                      $  4,334,126    $  4,924,006
                                                ============    ============

Net income per common and common
 equivalent share                               $       0.22    $       0.25
                                                ============    ============

Weighted average number of common and
 common equivalent shares outstanding             20,127,562      20,083,764
                                                ============    ============




     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                QUARTERS ENDED MARCH 2, 1996, AND MARCH 1, 1997

                                                                             Quarter Ended
                                                                     --------------------------
                                                                        Mar. 2,        Mar. 1,
                                                                         1996           1997
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 4,334,126    $ 4,924,006
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                      1,306,165      1,077,360
     Amortization                                                        578,665        568,293
     Decrease in deferred income taxes                                  (200,000)      (210,000)
     Net change in assets and liabilities, excluding acquisitions-
       Accounts receivable                                            (5,598,633)    (1,198,345)
       Inventories                                                     1,798,281        (23,241)
       Other current assets                                             (324,778)      (139,904)
       Accounts payable                                                2,510,327      1,130,030
       Accrued expenses                                                 (741,605)    (1,141,639)
       Income taxes payable                                              657,437      2,339,789
                                                                     -----------    -----------
          Total adjustments                                              (14,141)     2,402,343
                                                                     -----------    -----------

     Net cash provided by operating activities                         4,319,985      7,326,349
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant, and equipment                       (2,324,480)    (2,669,024)
     Cash paid for acquisitions, net of cash acquired                 (5,169,463)          --
     Expenditures for patents and trademarks                             (22,269)      (117,636)
     Increase in other assets                                               (716)      (235,204)
                                                                     -----------    -----------
       Net cash used in investing activities                          (7,516,928)    (3,021,864)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in bank line of credit                                  (2,055,000)          --
     Proceeds from bank loan                                           5,500,000           --
     Principal payments on long-term debt                               (220,959)    (1,171,283)
     Net proceeds from exercise of stock options                          54,175        210,607
                                                                     -----------    -----------
       Net cash provided by (used in) financing activities             3,278,216       (960,676)
                                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 81,273      3,343,809

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                 230,401      4,355,033
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                   $   311,674    $ 7,698,842
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
       Interest                                                      $   314,571    $   210,117
       Income taxes                                                  $ 1,820,537    $   370,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of note for acquisition of assets                      $   665,000    $      --


     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 1, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending November 29, 1997.

   The Company's fiscal year is the fifty-two or fifty-three week period ending on the Saturday nearest to November 30. The quarter periods ended March 2, 1996, and March 1, 1997, each include thirteen weeks. The fiscal year ending November 29, 1997, will include 52 weeks.


NOTE 2 -- NET INCOME PER SHARE

   The following table reconciles the number of common shares shown as outstanding on the consolidated balance sheet with the number of common and common equivalent shares used in computing primary net income per share:

                                                                                   Quarter
                                                                        ------------------------------
                                                                         Mar. 2,            Mar. 1,
                                                                          1996                1997
                                                                        -----------        -----------
                                                                        (unaudited)        (unaudited)
Common shares outstanding                                                19,939,517         19,976,074

Effect of using weighted average common and common equivalent
shares outstanding during the period                                         (2,552)            (2,367)

Effect of using weighted average unearned ESOP shares                       (86,250)           (56,250)

Effect of assuming exercise of outstanding stock options based on
the treasury stock method                                                   276,847            166,307
                                                                        -----------        -----------

Shares used in computing primary net income per share                    20,127,562         20,083,764
                                                                        ===========        ===========

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


NOTE 3 -- LONG-TERM DEBT

   Long-term debt at November 30, 1996, and March 1, 1997, consists of the following:

                                                             Nov. 30,            Mar. 1,
                                                               1996                1997
                                                           ------------        ------------
        Industrial Revenue Bonds                           $  3,600,000        $  3,400,000
        Bank term loans                                       8,187,500           7,350,000
        Other installment obligations                         1,118,523             837,761
                                                           ------------        ------------
                                                             12,906,023          11,587,761
        Less-current maturities                              (3,641,287)         (4,125,726)
                                                           ------------        ------------
                                                           $  9,264,736        $  7,462,035
                                                           ============        ============


NOTE 4 -- INVENTORIES

      Inventories at November 30, 1996, and March 1, 1997, consist of the following:

                                                             Nov. 30,            Mar. 1,
                                                               1996                1997
                                                            -----------         -----------
        Raw materials                                       $15,212,956         $15,036,450
        Work-in-process                                       1,983,973           2,775,226
        Finished goods                                       14,839,405          14,063,483
                                                            -----------         -----------
                                                            $32,036,334         $31,875,159
                                                            ===========         ===========



NOTE 5 -- PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment at November 30, 1996, and March 1, 1997, consists of the following:

                                                             Nov. 30,            Mar. 1,
                                                               1996                1997
                                                            -----------        -----------
        Land                                                $ 6,247,752         $ 6,591,555
        Buildings and improvements                           14,563,836          14,588,472
        Automotive equipment                                  2,913,496           3,008,625
        Manufacturing equipment                              36,510,853          36,254,613
        Office furniture and equipment                        9,267,496           9,392,416
        Construction-in-progress                              4,446,416           6,544,293
                                                            -----------         -----------
                                                             73,949,849          76,379,974
        Less accumulated depreciation                       (25,278,736)        (26,356,096)
                                                            -----------         -----------
                                                            $48,671,113         $50,023,878
                                                            ===========         ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This analysis of the Company's operations encompassing the three months ended March 2, 1996, and March 1, 1997, should be considered in conjunction with the condensed consolidated balance sheets, statements of operations and statements of cash flows.

Results of Operations

   Net sales increased 5.9% from $35.2 million in the first quarter of fiscal 1996 to $37.3 million in the first quarter of fiscal 1997. The growth in net sales was principally the result of increases in unit sales of existing products, new product introductions, and increased sales from contract manufacturing. The International division experienced a significant sales increase of approximately 21% for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. Sales of the U.S. Hospital and Industrial Products divisions for the first quarter of fiscal 1997 were consistent with the first quarter of fiscal 1996. Sales of the Orthopedic and Specialty Markets divisions reflected slight decreases for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. Contract manufacturing generated sales of approximately $2.6 million in the first quarter of fiscal 1997 compared to approximately $1.3 million for the first quarter of fiscal 1996.

   The gross profit margin was 44.4% for the first quarter of fiscal 1997 and the first quarter of fiscal 1996. Gross profit margin was negatively impacted by approximately 1.0% due to sales increases in contract manufacturing, as contract manufacturing provides a lower gross profit margin than sales to distributors. Contract manufacturing represented approximately 7.0% of total sales in the first quarter of fiscal 1997 compared to 3.8% of total net sales in the first quarter of fiscal 1996. Operating income from contract manufacturing is consistent with the corporate average, as minimal selling expenses are required. The negative impact to gross profit margin from increased contract manufacturing was offset by improvements in manufacturing productivity resulting from reduced turnover of employees and less overtime incurred, along with efficiencies gained from moving all wound care production to Texas. Additionally, gross profit margin was positively impacted as the Company increased the useful life on certain manufacturing equipment from 10 years to 20 years during the second quarter of fiscal 1996, reducing depreciation expense on these machines by approximately $200,000 for the first quarter of fiscal 1997 as compared to the first quarter of fiscal year 1996.

   Selling expenses increased 3.7% from $5.7 million in the first quarter of fiscal 1996 to $5.9 million in the first quarter of fiscal 1997. As a percentage of net sales, selling expenses decreased from 16.1% of net sales in the first quarter of fiscal 1996 to 15.8% of net sales in the first quarter of fiscal 1997. The decrease in selling expenses as a percentage of net sales is primarily due to the fixed nature of most of these expenses as the Company did not increase the number of its sales territories, and contract manufacturing sales require minimal selling expenses.

   General and administrative expenses increased 13.1% from $2.1 million in the first quarter of fiscal 1996 to $2.3 million in the first quarter of fiscal 1997. As a percentage of net sales, general and administrative expenses were 5.9% in the first quarter of 1996 compared to 6.3% in the first quarter of 1997. Research and development expenses decreased by 10.4% from approximately

$458,000 in the first quarter of fiscal 1996 to approximately $410,000 in the first quarter of fiscal 1997.

   Income from operations increased 6.5% from $7.4 million in the first quarter of fiscal 1996 to $7.9 million in the first quarter of fiscal 1997. Operating margin increased from 21.1% in the first quarter of fiscal year 1996 to 21.3% in the first quarter of fiscal year 1997.

   Other income (expense) represented expense of approximately $508,000 in the first quarter of fiscal 1997, compared to expense of approximately $838,000 in the first quarter of fiscal 1996. The Company has incurred lower interest expense, as certain long-term debt and borrowings under the line of credit have been repaid. Amortization expense included in other income (expense) was approximately $489,000 in the first quarter of fiscal 1996, compared to approximately $482,000 in the first quarter of fiscal 1997.

   Tecnol's effective income tax rate decreased from 34.5% in the first quarter of fiscal 1996 to 33.7% in the first quarter of fiscal 1997. The effective tax rates for the first quarter of fiscal 1997 and 1996 are lower than the statutory rate due to revisions in estimated reserves required for federal income taxes. Net income in the first quarter of 1997 was favorably impacted by $0.01 per share due to a decrease in the Company's income tax reserves. The Company expects the effective tax rate to be approximately 36.5% for the remainder of 1997.

   Net income increased 13.6% from $4.3 million in the first quarter of fiscal 1996 to $4.9 million in the first quarter of fiscal 1997 as a result of the foregoing factors. Net income per share increased 13.6% from $0.22 in the first quarter of fiscal 1996 to $0.25 in the first quarter of fiscal 1997.

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

   Tecnol owns 25 acres of land in Fort Worth, Texas on which the Company has begun construction of a central distribution facility for finished goods, with completion expected in fiscal 1998 at an estimated cost of $10 million. In early 1997, the Company purchased approximately 10 acres of land in Acuna, Mexico, on which the Company has entered into a contract to build a 91,000 square foot facility to be used for office space, manufacturing, and warehousing. The cost of the land and this facility is expected to be approximately $3.5 million. Construction of this facility began in early 1997 and is expected to be completed by the end of fiscal 1997. During fiscal 1997, the Company is planning to add approximately 54,000 square feet to its headquarters building in order to add engineering, product development, manufacturing, and office space at an estimated cost of $4 to $5 million. Additionally during 1997, the Company is planning to remodel existing space and add approximately 75,000 square feet to the facility located less than one mile from Tecnol's corporate headquarters at an estimated cost of $2 million. The Company may use long-term financing for these facilities projects and any acquisition opportunities that may arise.

   The Company's working capital increased from $48.5 million at the end of fiscal 1996 to $50.3 million at March 1, 1997. Net cash generated by operating activities for the quarter ended March 1, 1997, totaled $7.3 million. Cash generated by operating activities was used to repay approximately $1.2 million of long-term debt and to purchase approximately $2.7 million of property, plant, and equipment. Net cash and cash equivalents at March 1, 1997, totaled approximately $7.7 million.

   On March 1, 1997, the Company had no amounts outstanding and $10,000,000 available under its bank line of credit. The line of credit was renewed and the total amount increased to $12,500,000 on March 12, 1997. The line of credit expires March 14, 1998. On March 1, 1997, the Company also had $4,400,000 available under a reducing revolving bank line of credit.


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

                         PART II  -  OTHER INFORMATION


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits - The following exhibits are filed as part of this report:
**    10(k)          Jeffrey A. Nick Incentive Stock Option, Trade Secret,
                     Invention and Non-Competition Agreement dated
                     December 20, 1996
      27             Financial Data Schedule

**                   Management contract or compensatory plan or arrangement.

(b)   No reports on Form 8-K were filed during the quarter ended March 1, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECNOL MEDICAL PRODUCTS, INC.
                                       ----------------------------------------
                                                     (Registrant)



Date:    April 14, 1997                /s/David Radunsky
      -----------------------          ----------------------------------------
                                       DAVID RADUNSKY, Chief Operating Officer



Date:    April 14, 1997                /s/Jeffrey A. Nick
      -----------------------          ----------------------------------------
                                       JEFFREY A. NICK, Vice President Finance
                                       and Accounting

                                EXHIBIT INDEX



EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
**    10(k)          Jeffrey A. Nick Incentive Stock Option, Trade Secret,
                     Invention and Non-Competition Agreement dated
                     December 20, 1996
      27             Financial Data Schedule


**                   Management contract or compensatory plan or arrangement.