Form 10-Q
period 1997-05-31
TECNOL MEDICAL PRODUCTS INC
filed 1997-07-15
CIK 876968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended May 31, 1997

                                      -or-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________ to __________.

Commission file number:      0-19524

                         TECNOL MEDICAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       75-1516861
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)


                           7201 INDUSTRIAL PARK BLVD.
                           --------------------------
                            FORT WORTH, TEXAS  76180
                            ------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:        (817) 581-6424
                                                    ---------------------------

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

      20,008,553 shares common stock, par value $.001, as of July 8, 1997
      -------------------------------------------------------------------

TECNOL MEDICAL PRODUCTS, INC.



                                FORM 10-Q INDEX


PART I  FINANCIAL INFORMATION .............................................    3

Item 1  Financial Statements ..............................................    3

        Condensed Consolidated Balance Sheets as of
        November 30, 1996, and May 31, 1997 ...............................    3

        Condensed Consolidated Statements of Income for the Quarters and
        Year-to-Date Periods Ended June 1, 1996, and May 31, 1997 .........    5

        Condensed Consolidated Statements of Cash Flows for the
        Year-to-Date Periods Ended June 1, 1996, and May 31, 1997 .........    6

        Notes to Condensed Consolidated Interim Financial Statements ......    7

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................   10


PART II OTHER INFORMATION .................................................   14

Item 1  Legal Proceedings .................................................   14

Item 4  Submission of Matters to Vote of Security Holders .................   14

Item 6  Exhibits and Reports on Form 8-K ..................................   14


SIGNATURES ................................................................   15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TECNOL MEDICAL PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         Nov. 30,        May 31,
                                                          1996            1997
                                                       ------------   ------------
                               ASSETS                                  (unaudited)
                               ------
CURRENT ASSETS:
     Cash and cash equivalents                         $  4,355,033   $ 10,162,990
     Accounts receivable, net of allowance
       for doubtful accounts of $1,497,000 in 1996
       and $1,305,000 in 1997                            24,858,157     24,557,559
     Inventories                                         32,036,334     32,420,927
     Prepaid expenses                                       620,807        621,692
     Other current assets                                 3,497,720      3,661,267
                                                       ------------   ------------
                Total current assets                     65,368,051     71,424,435


NET PROPERTY, PLANT, AND EQUIPMENT                       48,671,113     51,373,813


OTHER ASSETS:
     Goodwill, net of accumulated amortization
       of $3,609,000 in 1996 and $4,292,000 in 1997      39,618,824     39,243,577
     Other purchased intangible assets, net of
       accumulated amortization of $3,140,000 in
       1996 and $3,388,000 in 1997                          772,257        524,402
     Patents and trademarks, net of accumulated
       amortization of $728,000 in 1996 and $894,000
       in 1997                                            3,358,266      3,590,284
     Other                                                1,711,193      1,726,242
                                                       ------------   ------------
                Total other assets                       45,460,540     45,084,505
                                                       ------------   ------------

                Total assets                           $159,499,704   $167,882,753
                                                       ============   ============






     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (CONTINUED)

                                                                 Nov. 30,        May 31,
                                                                   1996           1997
                                                               ------------   ------------
                                                                              (unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                          $  7,800,378   $  9,670,295
     Accrued expenses                                             4,662,419      3,482,027
     Income taxes payable                                           719,042        777,764
     Current maturities of long-term debt                         3,641,287      3,609,610
                                                               ------------   ------------
                 Total current liabilities                       16,823,126     17,539,696

LONG-TERM DEBT, net of current maturities                         9,264,736      6,608,973
DEFERRED INCOME TAXES                                             6,179,599      5,969,599
                                                               ------------   ------------
                 Total liabilities                               32,267,461     30,118,268

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000
       shares authorized, no shares issued                             --             --
     Common stock, $.001 par value, 50,000,000
       shares authorized, 21,116,980 shares issued
       in 1996 and 21,157,173 shares issued in 1997                  21,117         21,157
     Additional paid-in capital                                  27,886,864     28,353,460
     Retained earnings                                          103,755,583    113,844,819
                                                               ------------   ------------
                                                                131,663,564    142,219,436
     Less-treasury stock, at cost:
       1,159,489 shares in 1996 and 1,161,091 shares in 1997      3,529,197      3,552,827
     Less-unearned employee stock ownership shares,
       60,000 shares in 1996 and 1997                               902,124        902,124
                                                               ------------   ------------
                 Total stockholders' equity                     127,232,243    137,764,485
                                                               ------------   ------------

                 Total liabilities and stockholders' equity    $159,499,704   $167,882,753
                                                               ============   ============





     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

     QUARTERS AND YEAR-TO-DATE PERIODS ENDED JUNE 1, 1996, AND MAY 31, 1997


                                                         Quarter Ended                    Year-To-Date
                                                  ----------------------------    ----------------------------
                                                     June 1,        May 31,         June 1,         May 31,
                                                     1996            1997            1996            1997
                                                  ------------    ------------    ------------    ------------
                                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)
NET SALES                                         $ 36,338,381    $ 39,884,982    $ 71,582,002    $ 77,195,489
COST OF GOODS SOLD                                  20,317,158      21,848,269      39,895,887      42,576,979
                                                  ------------    ------------    ------------    ------------
                 Gross profit                       16,021,223      18,036,713      31,686,115      34,618,510

SELLING EXPENSES                                     6,242,520       6,372,661      11,931,216      12,273,371
GENERAL AND ADMINISTRATIVE EXPENSES                  1,948,599       2,584,604       4,016,858       4,924,079
RESEARCH AND DEVELOPMENT EXPENSES                      403,429         489,339         861,420         899,602
                                                  ------------    ------------    ------------    ------------
                 Income from operations              7,426,675       8,590,109      14,876,621      16,521,458

OTHER INCOME (EXPENSE):
   Interest income                                      88,006          65,555          93,475         150,714
   Interest expense                                   (214,695)        (79,495)       (600,490)       (188,441)
   Other, net                                         (246,467)       (450,207)       (703,987)       (933,974)
                                                  ------------    ------------    ------------    ------------
                 Total other income (expense)         (373,156)       (464,147)     (1,211,002)       (971,701)
                                                  ------------    ------------    ------------    ------------

                 Income before provision
                    for income taxes                 7,053,519       8,125,962      13,665,619      15,549,757

PROVISION FOR INCOME TAXES                           2,288,170       2,960,732       4,566,144       5,460,521
                                                  ------------    ------------    ------------    ------------

NET INCOME                                        $  4,765,349    $  5,165,230    $  9,099,475    $ 10,089,236
                                                  ============    ============    ============    ============

Net income per common and common
   equivalent share                               $       0.24    $       0.26    $       0.45    $       0.50
                                                  ============    ============    ============    ============

Weighted average number of common and
   common equivalent shares outstanding             20,172,505      20,206,691      20,152,694      20,143,940
                                                  ============    ============    ============    ============







     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           YEAR-TO-DATE PERIODS ENDED JUNE 1, 1996, AND MAY 31, 1997

                                                                                 Year-to-Date
                                                                          ----------------------------
                                                                            June 1,          May 31,
                                                                              1996            1997
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                         $  9,099,475    $ 10,089,236
       Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                       2,222,710       2,314,969
          Amortization                                                       1,172,787       1,104,002
          Decrease in deferred income taxes                                   (400,000)       (210,000)
          Net change in assets and liabilities, excluding acquisitions-
              Accounts receivable                                           (2,611,264)        276,505
              Inventories                                                    5,396,025        (569,007)
              Other current assets                                            (444,183)       (164,431)
              Accounts payable                                                (823,077)      1,906,916
              Accrued expenses                                                  75,674      (1,180,392)
              Income taxes payable                                             146,583          58,722
                                                                          ------------    ------------
                     Total adjustments                                       4,735,255       3,537,284
                                                                          ------------    ------------

          Net cash provided by operating activities                         13,834,730      13,626,520
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant, and equipment                           (4,282,438)     (5,256,568)
       Cash paid for acquisitions, net of cash acquired                     (5,169,463)           --
       Expenditures for patents and trademarks                                (178,696)       (398,038)
       Increase in other assets                                                (68,308)        (66,502)
                                                                          ------------    ------------
          Net cash used in investing activities                             (9,698,905)     (5,721,108)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease in bank line of credit                                      (3,530,000)           --
       Proceeds from bank loan                                               5,500,000            --
       Principal payments on long-term debt                                 (4,070,872)     (2,540,461)
       Net proceeds from exercise of stock options                              91,100         443,006
                                                                          ------------    ------------
          Net cash used in financing activities                             (2,009,772)     (2,097,455)
                                                                          ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    2,126,053       5,807,957

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                       230,401       4,355,033
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                        $  2,356,454    $ 10,162,990
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURES:
       Cash paid during the period for:
          Interest                                                        $    630,324    $    455,201
          Income taxes                                                    $  5,041,927    $  5,611,800
NONCASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of note for acquisition of assets                         $    665,000    $       --





     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and year-to-date periods ended May 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending November 29, 1997.

   The Company's fiscal year is the fifty-two or fifty-three week period ending on the Saturday nearest to November 30. The quarter and year-to-date periods ended June 1, 1996, and May 31, 1997, each include thirteen and twenty-six weeks, respectively. The fiscal year ending November 29, 1997, will include 52 weeks.


NOTE 2 -- NET INCOME PER SHARE

   The following table reconciles the number of common shares shown as outstanding on the consolidated balance sheet with the number of common and common equivalent shares used in computing primary net income per share:

                                                                  Quarter                     Year-to-Date
                                                         --------------------------    --------------------------
                                                            June 1,       May 31,        June 1,        May 31,
                                                             1996          1997           1996           1997
                                                         -----------    -----------    -----------    -----------
                                                         (unaudited)    (unaudited)    (unaudited)    (unaudited)
Common shares outstanding                                 19,956,436     19,996,082     19,956,436     19,996,082

Effect of using weighted average common
and common equivalent shares
outstanding during the period                                (15,935)       (16,030)       (16,229)       (17,538)

Effect of using weighted average
unearned ESOP shares                                         (78,750)       (48,750)       (82,500)       (52,500)

Effect of assuming exercise of
outstanding stock options based on the
treasury stock method                                        310,754        275,389        294,987        217,896
                                                         -----------    -----------    -----------    -----------

Shares used in computing primary net
income per share                                          20,172,505     20,206,691     20,152,694     20,143,940
                                                         ===========    ===========    ===========    ===========


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

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 128 (SFAS 128), "Earnings per Share." This Statement establishes and simplifies standards for computing and presenting earnings per share. The Company will be required to adopt SFAS No. 128 the first quarter of fiscal year 1998. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company does not expect the adoption of SFAS No. 128 to have a material impact on earnings per share.

NOTE 3 -- LONG-TERM DEBT

   Long-term debt at November 30, 1996, and May 31, 1997, consists of the following:

                                                 Nov. 30,        May 31,
                                                  1996             1997
                                               ------------    ------------
    Industrial Revenue Bonds                   $  3,600,000    $  3,400,000
    Bank term loans                               8,187,500       6,512,500
    Other installment obligations                 1,118,523         306,083
                                               ------------    ------------
                                                 12,906,023      10,218,583
    Less-current maturities                      (3,641,287)     (3,609,610)
                                               ------------    ------------
                                               $  9,264,736    $  6,608,973
                                               ============    ============



NOTE 4 -- INVENTORIES

       Inventories at November 30, 1996, and May 31, 1997, consist of the following:

                                               Nov. 30,            May 31,
                                                1996                1997
                                             -----------         -----------
    Raw materials                            $15,212,956         $14,472,382
    Work-in-process                            1,983,973           2,356,212
    Finished goods                            14,839,405          15,592,333
                                             -----------         -----------
                                             $32,036,334         $32,420,927
                                             ===========         ===========


NOTE 5 -- PROPERTY, PLANT, AND EQUIPMENT

       Property, plant, and equipment at November 30, 1996, and May 31, 1997, consists of the following:

                                               Nov. 30,           May 31,
                                                 1996              1997
                                             ------------      ------------
    Land                                     $  6,247,752      $  6,591,555
    Buildings and improvements                 14,563,836        14,884,073
    Automotive equipment                        2,913,496         2,971,097
    Manufacturing equipment                    36,510,853        38,503,824
    Office furniture and equipment              9,267,496         9,986,596
    Construction-in-progress                    4,446,416         5,542,802
                                             ------------      ------------
                                               73,949,849        78,479,947
    Less accumulated depreciation             (25,278,736)      (27,106,134)
                                             ------------      ------------
                                             $ 48,671,113      $ 51,373,813
                                             ============      ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This analysis of the Company's operations encompassing the quarter and year-to-date periods ended June 1, 1996, and May 31, 1997, should be considered in conjunction with the condensed consolidated balance sheets, statements of income and statements of cash flows.

Results of Operations

   Net sales increased 9.8% from $36.3 million in the second quarter of fiscal 1996 to $39.9 million in the second quarter of fiscal 1997. For the six month period, net sales increased 7.8% from $71.6 million in fiscal 1996 to $77.2 million in fiscal 1997. The growth in net sales was principally the result of increases in unit sales of existing products, new product introductions, and increased sales from contract manufacturing. The International division experienced a sales increase of approximately 9.4% for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 and an increase of 14.0% for the six month period of 1996 compared to the six month period of 1997. Sales of the U.S. Hospital division increased 11.5% for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 and increased 5.5% for the six month period in fiscal 1997 as compared to fiscal 1996. Sales of the Specialty Markets division increased 13.1% for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 and increased 5.3% for the six month period in fiscal 1997 as compared to fiscal 1996. The Orthopedic division experienced a sales increase of 7.5% for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 and a sales increase of 2.2% for the six month period in fiscal 1997 as compared to fiscal 1996. Sales of the Industrial Products division decreased 5.5% for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 and decreased 3.2% for the six month period in fiscal 1997 as compared to fiscal 1996, due primarily to strong price competition in lower margin product lines. Contract manufacturing generated sales of approximately $3.3 million in the second quarter of fiscal 1997 compared to approximately $2.9 million for the second quarter of fiscal 1996. For the six month period, contract manufacturing sales increased 39.7% from $4.2 million in fiscal 1996 to $5.9 million in fiscal 1997.

   The gross profit margin increased from 44.1% in the second quarter of fiscal 1996 to 45.2% in the second quarter of fiscal 1997. For the six month period, the gross profit margin increased from 44.3% in fiscal 1996 to 44.8% in fiscal 1997. Gross profit margin was positively impacted by a decrease in manufacturing employee turnover, reduction of overtime hours worked, and an improvement in manufacturing quality leading to a lower rate of rejections due to quality. This positive impact was partially offset by an increase in contract manufacturing, which provides a lower gross profit margin than sales to distributors. Operating margin from contract manufacturing is consistent with the corporate average, as minimal selling expenses are incurred.

   Selling expenses increased 2.1% from $6.2 million in the second quarter of fiscal 1996 to $6.4 million in the second quarter of fiscal 1997. For the six month period, selling expenses increased 2.9% from $11.9 million in fiscal 1996 to $12.3 million in fiscal 1997. As a percentage of net sales, selling expenses decreased from 17.2% of net sales in the second quarter of fiscal 1996 to 16.0% of net sales in the second quarter of fiscal 1997 and decreased from 16.7% in the first six months of fiscal 1996 to 15.9% in the first six months of 1997. The Company did not increase the number of sales territories or sales professionals as total sales increased. Additionally, the increase in contract manufacturing has been accomplished with minimal sales support.

   General and administrative expenses increased 32.6% from $1.9 million in the second quarter of fiscal 1996 to $2.6 million in the second quarter of fiscal 1997. For the six month period, general and administrative expenses have increased 22.6% from $4.0 million in fiscal 1996 to $4.9 million in fiscal 1997. As a percentage of net sales, general and administrative expenses were 5.4% in the second quarter of fiscal 1996 (5.6% in the first six months of 1996) compared to 6.5% in the second quarter of fiscal 1997 (6.4% in the first six months of 1997). This increase is due primarily to an increase in salary expense. Research and development expenses increased by 21.3% from approximately $403,000 in the second quarter of fiscal 1996 to approximately $489,000 in the second quarter of fiscal 1997. For the six month period, research and development expenses increased 4.4% from approximately $861,000 in fiscal 1996 to approximately $900,000 in fiscal 1997.

   Income from operations increased 15.7% from $7.4 million in the second quarter of fiscal 1996 to $8.6 million in the second quarter of fiscal 1997. For the six month period, income from operations increased 11.1% from $14.9 million in fiscal 1996 to $16.5 million in fiscal 1997. Operating margin increased from 20.4% in the second quarter of fiscal 1996 to 21.5% in the second quarter of fiscal 1997. For the six month period, operating margin increased from 20.8% in fiscal 1996 to 21.4% in fiscal 1997.

   Other income (expense) represented expense of approximately $464,000 in the second quarter of fiscal 1997, compared to expense of approximately $373,000 in the second quarter of fiscal 1996. For the six month period, other expense totaled approximately $1.2 million in fiscal 1996, compared to approximately $972,000 in fiscal 1997. The Company has incurred lower interest expense, as certain long-term debt has been repaid. Interest income has increased as the Company's cash balance has increased. Amortization expense included in other income (expense) was approximately $504,000 in the second quarter of fiscal 1996, compared to approximately $449,000 in the second quarter of fiscal 1997. For the six month period, this amortization expense was approximately $993,000 in 1996, compared to approximately $931,000 in 1997.

   Tecnol's effective income tax rate increased from 32.4% in the second quarter of fiscal 1996 to 36.4% in the second quarter of fiscal 1997. The effective tax rate for the second quarter of fiscal 1996 is lower than the statutory rate due to revisions in estimated reserves required for federal income taxes. The Company expects the effective tax rate to be approximately 36.5% for the remainder of 1997.

   Net income increased 8.4% from $4.8 million in the second quarter of 1996 to $5.2 million in the second quarter of 1997 as a result of the foregoing factors. For the six month period, net income increased 10.9% from $9.1 million in fiscal 1996 to $10.1 million in fiscal 1997. Net income per share increased 8.3% from $0.24 in the second quarter of fiscal 1996 to $0.26 in the second quarter of fiscal 1997. For the six month period, net income per share increased 11.1% from $0.45 in fiscal 1996 to $0.50 in fiscal 1997.

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

   Tecnol owns 25 acres of land in Fort Worth, Texas on which the Company has begun construction of a central distribution facility for finished goods, with completion expected in fiscal 1998 at an estimated cost of $10 million. The Company owns approximately 10 acres of land in Acuna, Mexico, on which the Company has begun construction of a 91,000 square foot facility to be used for office space, manufacturing, and warehousing. The cost of the land and this facility is expected to be approximately $3.5 million. Completion is expected by the end of fiscal 1997. The Company is also planning to begin construction soon to add approximately 56,000 square feet to its headquarters building in order to add engineering, product development, manufacturing, and office space at an estimated cost of $5 million, with completion expected in early 1998. Additionally during 1997, the Company will begin to remodel existing space and add approximately 75,000 square feet to the facility located less than one mile from Tecnol's corporate headquarters at an estimated cost of $2 million. This project is expected to be completed in early fiscal 1998. The Company may use long-term financing for these facilities projects and any acquisition opportunities that may arise.

   The Company's working capital increased from $48.5 million at the end of fiscal 1996 to $53.9 million at May 31, 1997. Net cash generated by operating activities for the six months ended May 31, 1997, totaled $13.6 million. For the six month period of fiscal 1997, cash generated by operating activities was used to repay approximately $2.5 million of long-term debt and to purchase approximately $5.3 million of property, plant, and equipment. Net cash and cash equivalents at May 31, 1997, totaled approximately $10.2 million.

   On May 31, 1997, the Company had no amount outstanding and $12,500,000 available under its bank line of credit. The line of credit expires March 14, 1998. On May 31, 1997, the Company also had $4,125,000 available under a reducing revolving bank line of credit.

New Accounting Standard

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 128 (SFAS 128), "Earnings per Share." This Statement establishes and simplifies standards for computing and presenting earnings per share. The Company will be required to adopt SFAS No. 128 the first quarter of fiscal year 1998. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company does not expect the adoption of SFAS No. 128 to have a material impact on earnings per share.

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


Item 1.       LEGAL PROCEEDINGS.

       On August 21, 1995, a class action lawsuit styled Bryan Freeman vs. Vance M. Hubbard, Kirk Brunson, Valerie A. Hubbard, David Radunsky, Paul M. Brost, Douglas J. Inman, James H. Weaver, and Tecnol Medical Products, Inc., Case No. 4-95 CV-617-Y, was filed in the United States District Court for the Northern District of Texas, Fort Worth Division. Paul M. Brost, Douglas J. Inman, and James H. Weaver were subsequently dismissed as defendants from the suit. The remaining individual defendants are executive officers and directors of the Company. The suit was brought on behalf of purchasers of Company stock between January 10, 1995, and July 17, 1995, and sought an unspecified amount of damages, claiming that the defendants disseminated false and misleading statements to the investing public with respect to a 1995 inventory reduction in the Company's products taken by the Company's largest distributor, resulting in an artificially high price for Company stock. On March 7, 1997, the lawsuit was dismissed with prejudice in accordance with a settlement agreement approved by the court. Pursuant to the settlement agreement, the Company and the individual defendants paid the plaintiff class $2.2 million, approximately $550,000 of which was charged to fiscal 1996 operations and paid by the Company subsequent to year end and the balance of which was paid by the Company's insurance carrier.

Item 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

       The Company held its annual stockholders meeting on April 17, 1997. At the annual meeting, Van Hubbard and Kirk Brunson were re-elected as Class III directors. The number of votes cast for, withheld from, cast against and the number of broker nonvotes with respect to Mr. Hubbard was 14,694,553; 206,784; 0 and 0, respectively. The number of votes cast for, withheld from, cast against and the number of broker nonvotes with respect to Mr. Brunson was 14,697,738; 203,599; 0 and 0, respectively. The terms of office of the Class I directors, James Kenney and David Radunsky, continue until 1998. The terms of office of the Class II directors, Valerie Hubbard and Jack Johnson, continue until 1999.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits - The following exhibits are filed as part of this report:

       10(b)(15)     $12,500,000 Promissory Note (Revolving Line of Credit) of
                     Tecnol Medical Products, Inc. dated March 12, 1997,
                     payable to NationsBank of Texas, N.A.
       10(b)(22)     First 1997 Modification Agreement dated effective March
                     12, 1997, by and among Tecnol Medical Products, Inc.,
                     NationsBank Texas, N.A., Tecnol, Inc., TCNL Technologies,
                     Inc., Tecnol International (V.I.), Inc., La Ada de Acuna,
                     S.A., Tecnol Consumer Products, Inc., Tecnadyne Scientific
                     Incorporated, Tecnol New Jersey Wound Care, Inc., and La
                     Compania Que Innova, S.A. de C.V., modifying, extending,
                     and increasing the Third Amended and Restated Loan
                     Agreement
       27            Financial Data Schedule


(b)    No reports on Form 8-K were filed during the quarter ended May 31, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TECNOL MEDICAL PRODUCTS, INC.
                                             -----------------------------
                                                     (Registrant)



Date:  July 14, 1997                         /s/David Radunsky
      ----------------                       ----------------------------------
                                             DAVID RADUNSKY, Chief Operating
                                             Officer



Date:  July 14, 1997                         /s/Jeffrey A. Nick
      ----------------                       ----------------------------------
                                             JEFFREY A. NICK, Vice President
                                             Finance and Accounting

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
10(b)(22)      First 1997 Modification Agreement

10(b)(15)      Promissory Note

27             Financial Data Schedule