Form 10-Q
period 1997-08-30
TECNOL MEDICAL PRODUCTS INC
filed 1997-10-14
CIK 876968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended August 30, 1997

                                      -or-

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                to
                                        --------------     -----------------.

Commission file number:     0-19524
                       ---------------

                         TECNOL MEDICAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                75-1516861
    ------------------------------       -----------------------------------
   (State or other jurisdiction of       (I.R.S. employer identification no.)
   incorporation or organization)


                           7201 INDUSTRIAL PARK BLVD.
                           --------------------------
                            FORT WORTH, TEXAS 76180
                            -----------------------
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

     Yes      X       No
        ------------    ------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes              No
        ------------    ------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   20,011,695 shares common stock, par value $.001, as of October 2, 1997
   ----------------------------------------------------------------------

TECNOL MEDICAL PRODUCTS, INC.



                                FORM 10-Q INDEX

PART I    FINANCIAL INFORMATION.............................................. 3

Item 1.   Financial Statements............................................... 3

          Condensed Consolidated Balance Sheets as of
          November 30, 1996, and August 30, 1997............................. 3

          Condensed Consolidated Statements of Income for the Quarters and
          Year-to-Date Periods Ended August 31, 1996, and August 30, 1997.... 5

          Condensed Consolidated Statements of Cash Flows for the
          Year-to-Date Periods Ended August 31, 1996, and August 30, 1997.... 6

          Notes to Condensed Consolidated Interim Financial Statements....... 7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 10


PART II   OTHER INFORMATION................................................. 14

Item 6.   Exhibits and Reports on Form 8-K.................................. 14

SIGNATURES.................................................................. 14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TECNOL MEDICAL PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               Nov. 30,                 Aug. 30,
                                                                 1996                     1997
                                                           -----------------       ------------------
                               ASSETS                                                  (unaudited)
                               ------
CURRENT ASSETS:
     Cash and cash equivalents                             $      4,355,033       $       11,129,064
     Accounts receivable, net of allowance
       for doubtful accounts of $1,497,000 in 1996
       and $2,062,000 in 1997                                    24,858,157               24,435,232
     Inventories                                                 32,036,334               33,720,927
     Prepaid expenses                                               620,807                  930,717
     Other current assets                                         3,497,720                3,743,697
                                                           ----------------       ------------------
                Total current assets                             65,368,051               73,959,637


NET PROPERTY, PLANT, AND EQUIPMENT                               48,671,113               54,389,065


OTHER ASSETS:
     Goodwill, net of accumulated amortization
       of $3,609,000 in 1996 and $4,632,000 in 1997              39,618,824               38,903,105
     Other purchased intangible assets, net of
       accumulated amortization of $3,140,000 in
       1996 and $3,519,000 in 1997                                  772,257                  442,462
     Patents and trademarks, net of accumulated
       amortization of $728,000 in 1996 and $975,000
       in 1997                                                    3,358,266                3,653,622
     Other                                                        1,711,193                1,895,211
                                                           ----------------       ------------------
                Total other assets                               45,460,540               44,894,400
                                                           ----------------       ------------------

                Total assets                               $    159,499,704       $      173,243,102
                                                           ================       ==================






     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS,INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Continued)

                                                                                     Nov. 30,                    Aug. 30,
                                                                                       1996                        1997
                                                                                 ----------------            ----------------
                                                                                                                (unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            $      7,800,378            $      9,422,288
     Accrued expenses                                                                   4,662,419                   5,181,306
     Income taxes payable                                                                 719,042                   1,265,128
     Current maturities of long-term debt                                               3,641,287                   3,611,562
                                                                                 ----------------            ----------------
                 Total current liabilities                                             16,823,126                  19,480,284

LONG-TERM DEBT, net of current maturities                                               9,264,736                   5,755,542
DEFERRED INCOME TAXES                                                                   6,179,599                   5,256,899
                                                                                 ----------------            ----------------
                 Total liabilities                                                     32,267,461                  30,492,725

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000
       shares authorized, no shares issued                                                -                          -
     Common stock, $.001 par value, 50,000,000
       shares authorized, 21,116,980 shares issued
       in 1996 and 21,172,403 shares issued in 1997                                        21,117                      21,173
     Additional paid-in capital                                                        27,886,864                  28,542,360
     Retained earnings                                                                103,755,583                 118,653,140
                                                                                 ----------------            ----------------
                                                                                      131,663,564                 147,216,673
     Less-treasury stock, at cost:
       1,159,489 shares in 1996 and 1,161,646 shares in 1997                            3,529,197                   3,564,172
     Less-unearned employee stock ownership shares,
       60,000 shares in 1996 and 1997                                                     902,124                     902,124
                                                                                 ----------------            ----------------
                 Total stockholders' equity                                           127,232,243                 142,750,377
                                                                                 ----------------            ----------------
                 Total liabilities and stockholders' equity                      $    159,499,704            $    173,243,102
                                                                                 ================            ================





     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

  QUARTERS AND YEAR-TO-DATE PERIODS ENDED AUGUST 31, 1996, AND AUGUST 30, 1997


                                                          Quarter Ended                        Year-to-Date
                                                  ------------------------------      --------------------------------
                                                    Aug. 31,          Aug. 30,          Aug. 31,           Aug. 30,
                                                      1996              1997             1996               1997
                                                  ------------      ------------      -------------      -------------
                                                   (unaudited)       (unaudited)       (unaudited)        (unaudited)

NET SALES                                         $ 35,970,954      $ 38,946,531      $ 107,552,956      $ 116,142,020
COST OF GOODS SOLD                                  22,373,285        21,573,350         62,269,172         64,150,329
                                                  ------------      ------------      -------------      -------------
                 Gross profit                       13,597,669        17,373,181         45,283,784         51,991,691

SELLING EXPENSES                                     5,539,635         6,288,135         17,470,851         18,561,506
GENERAL AND ADMINISTRATIVE EXPENSES                  3,145,701         2,613,156          7,013,782          7,364,098
AMORTIZATION OF INTANGIBLES                            562,058           511,132          1,703,845          1,615,134
RESEARCH AND DEVELOPMENT EXPENSES                      412,157           514,258          1,273,577          1,413,860
                                                  ------------      ------------      -------------      -------------
                 Income from operations              3,938,118         7,446,500         17,821,729         23,037,093

OTHER INCOME (EXPENSE):
   Interest income                                      28,799           141,262            122,274            291,976
   Interest expense                                   (153,384)          (36,686)          (753,874)          (225,127)
   Litigation settlement expense                      (550,000)               --           (550,000)                --
   Other, net                                          (68,305)            8,668            220,718              5,559
                                                  ------------      ------------      -------------      -------------
                 Total other income (expense)         (742,890)          113,244           (960,882)            72,408
                                                  ------------      ------------      -------------      -------------

                 Income before provision
                    for income taxes                 3,195,228         7,559,744         16,860,847         23,109,501

PROVISION FOR INCOME TAXES                           1,063,824         2,751,423          5,629,968          8,211,944
                                                  ------------      ------------      -------------      -------------

NET INCOME                                        $  2,131,404      $  4,808,321      $  11,230,879      $  14,897,557
                                                  ============      ============      =============      =============

Net income per common and common
   equivalent share                               $       0.11      $       0.24      $        0.56      $        0.74
                                                  ============      ============      =============      =============

Weighted average number of common and
   common equivalent shares outstanding             20,163,764        20,410,668         20,153,648         20,240,643
                                                  ============      ============      =============      =============


     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        Year-to-Date Periods Ended August 31, 1996, and August 30, 1997

                                                                                     Year-to-Date
                                                                            ------------------------------
                                                                               Aug. 31           Aug 30,
                                                                                1996              1997
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                           $ 11,230,879      $ 14,897,557
       Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                         3,160,381         3,417,517
          Amortization                                                         1,703,845         1,615,134
          Decrease in deferred income taxes                                     (514,000)         (922,700)
          Net change in assets and liabilities, excluding acquisitions-
              Accounts receivable                                              1,047,868           398,832
              Inventories                                                      7,396,551        (1,869,007)
              Other current assets                                              (336,871)         (555,887)
              Accounts payable                                                 2,156,276         1,658,900
              Accrued expenses                                                 1,487,046           518,887
              Income taxes payable                                            (1,413,316)          546,086
                                                                            ------------      ------------
                     Total adjustments                                        14,687,780         4,807,762
                                                                            ------------      ------------

          Net cash provided by operating activities                           25,918,659        19,705,319
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant, and equipment                             (7,230,327)       (9,374,359)
       Cash paid for acquisitions, net of cash acquired                       (5,169,463)               --
       Expenditures for patents and trademarks                                  (605,353)         (548,146)
       Increase in other assets                                                  (18,180)         (237,421)
                                                                            ------------      ------------
          Net cash used in investing activities                              (13,023,323)      (10,159,926)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease in bank line of credit                                        (3,530,000)               --
       Proceeds from bank loan                                                 5,500,000                --
       Principal payments on long-term debt                                   (8,171,086)       (3,391,939)
       Net proceeds from exercise of stock options                               183,306           620,577
                                                                            ------------      ------------
          Net cash used in financing activities                               (6,017,780)       (2,771,362)
                                                                            ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      6,877,556         6,774,031

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                         230,401         4,355,033
                                                                            ------------      ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                          $  7,107,957      $ 11,129,064
                                                                            ============      ============

SUPPLEMENTAL DISCLOSURES:
       Cash paid during the period for:
          Interest                                                          $    972,376      $    668,194
          Income taxes                                                      $  7,779,663      $  7,797,850
NONCASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of note for acquisition of assets                           $    665,000      $         --


     See accompanying Notes to Condensed Consolidated Financial Statements

                         TECNOL MEDICAL PRODUCTS, INC.

         NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and year-to-date periods ended August 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending November 29, 1997.

     The Company's fiscal year is the fifty-two or fifty-three week period ending on the Saturday nearest to November 30. The quarter and year-to-date periods ended August 31, 1996, and August 30, 1997, each include thirteen and thirty-nine weeks, respectively. The fiscal year ending November 29, 1997, will include 52 weeks.


NOTE 2 -- NET INCOME PER SHARE

     The following table reconciles the number of common shares shown as outstanding on the consolidated balance sheet with the number of common and common equivalent shares used in computing primary net income per share:

                                                      Quarter                           Year-to-Date
                                            -----------------------------      ----------------------------
                                              August 31,      August 30,        August 31,       August 30,
                                               1996             1997               1996             1997
                                            -----------       -----------      -----------      -----------
                                              (unaudited)     (unaudited)      (unaudited)      (unaudited)
Common shares outstanding                     19,957,491       20,010,757       19,957,491       20,010,757

Effect of using weighted average common
and common equivalent shares outstanding
during the period                                   (916)         (10,882)         (11,595)         (22,655)

Effect of using weighted average unearned
ESOP shares                                      (71,250)         (41,250)         (78,750)         (48,750)

Effect of assuming exercise of
outstanding stock options based on the
treasury stock method                            278,439          452,043          286,502          301,291
                                             -----------      -----------      -----------      -----------

Shares used in computing primary net
income per share                              20,163,764       20,410,668       20,153,648       20,240,643
                                             ===========      ===========      ===========      ===========


Primary and fully diluted net income per share are not materially different

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

NOTE 3 -- LONG-TERM DEBT

     Long-term debt at November 30, 1996, and August 30, 1997, consists of the following:

                                               Nov. 30,            August 30,
                                                1996                 1997
                                           ---------------      ---------------
          Industrial Revenue Bonds         $  3,600,000         $  3,400,000
          Bank Term Loans                     8,187,500            5,675,000
          Other installment obligations       1,118,523              292,104
                                           ---------------      ------------
                                             12,906,023            9,367,104
          Less-current maturities            (3,641,287)          (3,611,562)
                                           ---------------      ------------
                                           $  9,264,736         $  5,755,542
                                           ===============      ============


NOTE 4 -- INVENTORIES

       Inventories at November 30, 1996, and August 30, 1997, consist of the following:

                                              Nov. 30,            August 30,
                                                1996                1997
                                           --------------      ---------------
          Raw materials                    $ 15,212,956          $ 15,056,232
          Work-in-progress                    1,983,973             2,406,018
          Finished goods                     14,839,405             6,258,677
                                           --------------      ---------------
                                           $ 32,036,334          $ 33,720,927
                                           ==============      ===============

NOTE 5 -- PROPERTY, PLANT, AND EQUIPMENT

       Property, plant, and equipment at November 30, 1996, and August 30, 1997, consists of the following:

                                             Nov. 30,              August 30,
                                               1996                   1997
                                          -------------         --------------
          Land                            $  6,247,752           $  6,617,559
          Buildings and improvements        14,563,836             14,958,979
          Automotive equipment               2,913,496              2,875,872
          Manufacturing equipment           36,510,853             40,658,512
          Office furniture and equipment     9,267,496             10,169,844
          Construction-in-progress           4,446,416              7,317,008
                                          ------------           ------------
          Less accumulated depreciation     73,949,849             82,597,774
                                           (25,278,736)           (28,208,709)
                                          ------------           ------------
                                          $ 48,671,113           $ 54,389,065
                                          ============           ============

NOTE 6 -- RECLASSIFICATION

       Prior to August 30, 1997, the Company classified amortization expense related to goodwill and noncompete agreements as other expense and amortization expense related to other purchased intangible assets and patents and trademarks as general and administrative expense. Beginning in the third quarter of fiscal 1997, all amortization expense is shown as a component of operating income. This change in classification has no effect on reported net income. These amounts in prior period financial statements have been reclassified to conform to the current year presentation.


NOTE 7 -- SUBSEQUENT EVENT

       On September 4, 1997, Tecnol entered into a definitive agreement with Kimberly-Clark Corporation ("Kimberly-Clark") and Vanguard Acquisition Corp., a wholly-owned subsidiary of Kimberly-Clark ("Sub"), which provides for the merger of Sub with and into Tecnol, with Tecnol surviving as a wholly-owned subsidiary of Kimberly-Clark. Pursuant to the terms and conditions of the agreement, each share of Tecnol stock (other than shares of Tecnol stock owned directly or indirectly by Tecnol or Kimberly-Clark, which will be canceled) will be converted into 0.42 of a share of Kimberly-Clark common stock. The merger is subject to certain conditions, including approval by holders of a majority of shares of Tecnol stock and certain regulatory approvals. Kimberly-Clark is a leading global manufacturer and marketer of personal care, consumer tissue, and away-from-home products. The merger is expected to take place by the end of 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This analysis of the Company's operations encompassing the quarter and year-to-date periods ended August 31, 1996, and August 30, 1997, should be considered in conjunction with the condensed consolidated balance sheets, statements of income and statements of cash flows.

Results of Operations

     Net sales increased 8.3% from $36.0 million in the third quarter of fiscal 1996 to $38.9 million in the third quarter of fiscal 1997. For the nine month period, net sales increased 8.0% from $107.6 million in fiscal 1996 to $116.1 million in fiscal 1997. The growth in net sales was principally the result of increases in unit sales of existing products and, to a lesser extent, new product introductions and increased sales from contract manufacturing. The International Division experienced a sales increase of approximately 1.6% for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 and an increase of 9.9% for the nine month period of 1997 compared to the nine month period of 1996. Sales of the U.S. Hospital Division increased 9.7% for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 and increased 6.9% for the nine month period in fiscal 1997 as compared to fiscal 1996. Sales of the Specialty Markets Division increased 14.2% for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 and increased 8.4% for the nine month period in fiscal 1997 as compared to fiscal 1996. The Orthopedic Division experienced a sales increase of 13.6% for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 and a sales increase of 6.3% for the nine month period in fiscal 1997 as compared to fiscal 1996. Sales of the Industrial Products Division increased 15.4% for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 and increased 2.7% for the nine month period in fiscal 1997 as compared to fiscal 1996. Contract manufacturing generated sales of approximately $2.4 million in the third quarter of fiscal 1997 compared to approximately $2.7 million for the third quarter of fiscal 1996. For the nine month period, contract manufacturing sales increased 20.1% from $6.9 million in fiscal 1996 to $8.3 million in fiscal 1997.

     The gross profit margin increased from 37.8% in the third quarter of fiscal 1996 to 44.6% in the third quarter of fiscal 1997. Gross profit margin in the third quarter of fiscal 1996 was lower in part due to adjustments made to inventory which amounted to approximately $1 million, the majority of which were related to potentially obsolete inventory. For the nine month period, the gross profit margin increased from 42.1% in fiscal 1996 to 44.8% in fiscal 1997. Gross profit margin was positively impacted by efficiency gains created by a decrease in manufacturing employee turnover, reduction of overtime hours worked, and an improvement in manufacturing quality. This positive impact was partially offset by an increase in contract manufacturing, which provides a lower gross profit margin than sales to distributors. Operating margin from contract manufacturing is consistent with the corporate average, as minimal selling expenses are incurred.

     Selling expenses increased 13.5% from $5.5 million in the third quarter of fiscal 1996 to $6.3 million in the third quarter of fiscal 1997. For the nine month period, selling expenses increased 6.2% from $17.5 million in fiscal 1996 to $18.6 million in fiscal 1997. As a percentage of net sales, selling expenses increased from 15.4% of net sales in the third quarter of fiscal 1996 to 16.1% of net sales in the third quarter of fiscal 1997 and decreased from 16.2% in the first nine months of fiscal 1996 to 15.9% in the first nine months of 1997. The Company did not increase the number of sales territories or sales professionals as total sales increased. Additionally, the increase in contract manufacturing has been accomplished with minimal sales support.

General and administrative expenses decreased 16.9% from $3.1 million in the third quarter of fiscal 1996 to $2.6 million in the third quarter of fiscal 1997. During the third quarter of fiscal 1996, the Company incurred additional bad debt expense of approximately $1.1 million attributable to rebate disputes anticipated to result in uncollectible accounts receivable and the insolvency of an Italian distributor. For the nine month period, general and administrative expenses have increased 5.0% from $7.0 million in fiscal 1996 to $7.4 million in fiscal 1997. As a percentage of net sales, general and administrative expenses were 8.7% in the third quarter of fiscal 1996 (6.5% in the first nine months of 1996) compared to 6.7% in the third quarter of fiscal 1997 (6.3% in the first nine months of 1997).

     Income from operations increased 89.1% from $3.9 million in the third quarter of fiscal 1996 to $7.4 million in the third quarter of fiscal 1997 as a result of the foregoing factors. For the nine month period, income from operations increased 29.3% from $17.8 million in fiscal 1996 to $23.0 million in fiscal 1997. Operating margin increased from 10.9% in the third quarter of fiscal 1996 to 19.1% in the third quarter of fiscal 1997. For the nine month period, operating margin increased from 16.6% in fiscal 1996 to 19.8% in fiscal 1997.

     Other income (expense) represented expense of approximately $743,000 in the third quarter of fiscal 1996, compared to income of approximately $113,000 in the third quarter of fiscal 1997. During the third quarter of fiscal year 1996, the Company tentatively agreed to settle a class action lawsuit brought against the Company and certain of its senior executives. In connection with the settlement agreement the Company reserved and expensed $550,000. For the nine month period, other expense totaled approximately $961,000 in fiscal 1996, compared to income of approximately $72,000 in fiscal 1997. The Company has incurred lower interest expense, as certain long-term debt has been repaid. Interest income has increased as the Company's cash balance has increased.

     Tecnol's effective income tax rate increased from 33.3% in the third quarter of fiscal 1996 (33.4% for the first nine months of fiscal 1996) to 36.4% in the third quarter of fiscal 1997 (35.5% for the first nine months of fiscal 1997). The effective tax rate for the first nine months of 1996 is lower than the statutory rate due to revisions in estimated reserves required for federal income taxes. The Company expects the effective tax rate to be approximately 36.5% for the remainder of fiscal 1997.

     Net income increased 125.6% from $2.1 million in the third quarter of 1996 to $4.8 million in the third quarter of 1997 as a result of the foregoing factors. For the nine month period, net income increased 32.6% from $11.2 million in fiscal 1996 to $14.9 million in fiscal 1997. Net income per share increased 118.2% from $0.11 in the third quarter of fiscal 1996 to $0.24 in the third quarter of fiscal 1997. For the nine month period, net income per share increased 32.1% from $0.56 in fiscal 1996 to $0.74 in fiscal 1997.

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

Liquidity and Capital Resources

     The Company believes that cash flow from operations, existing cash, and periodic utilization of its line of credit will be sufficient to meet working capital requirements and normal capital expenditures for the foreseeable future.

     Tecnol owns 25 acres of land in Fort Worth, Texas on which the Company plans to build a central distribution facility for finished goods, with completion expected in fiscal 1998 at an estimated cost of $10 million. These plans are subject to change as a result of the recent agreement to merge with Kimberly-Clark. The Company owns approximately 10 acres of land in Acuna, Mexico, on which the Company is nearing completion of a 91,000 square foot facility to be used for office space, manufacturing, and warehousing. The cost of the land and this facility is expected to be approximately $3.5 million. The Company is nearing completion of a project to add space for engineering and product development to its headquarters building and is also planning to add approximately 56,000 square feet to its headquarters building in order to add additional manufacturing space. The estimated cost for both projects is $4.45 million, with completion expected in 1998. The size of the addition, and the estimated cost, is subject to change as a result of the recent agreement to merge with Kimberly-Clark. The Company may use long-term bank financing, or alternative financing if more desirable, for these facilities projects and any acquisition opportunities that may arise.

     The Company's working capital increased from $48.5 million at the end of fiscal 1996 to $54.5 million at August 30, 1997. Net cash generated by operating activities for the nine months ended August 30, 1997, totaled $19.7 million. For the nine month period of fiscal 1997, cash generated by operating activities was used to repay approximately $3.4 million of long-term debt and to purchase approximately $9.4 million of property, plant, and equipment. Net cash and cash equivalents at August 30, 1997, totaled approximately $11.1 million.

     On August 30, 1997, the Company had no amount outstanding and $12,500,000 available under its bank line of credit. The line of credit, which carries an interest rate of prime on all funds drawn, expires March 14, 1998. On August 30, 1997, the Company also had $3,850,000 available under a reducing revolving bank line of credit (at prime interest rate).

Subsequent Event

       On September 4, 1997, Tecnol entered into a definitive agreement with Kimberly-Clark Corporation ("Kimberly-Clark") and Vanguard Acquisition Corp., a wholly-owned subsidiary of Kimberly-Clark ("Sub"), which provides for the merger of Sub with and into Tecnol, with Tecnol surviving as a wholly-owned subsidiary of Kimberly-Clark. Pursuant to the terms and conditions of the agreement, each share of Tecnol stock (other than shares of Tecnol stock owned directly or indirectly by Tecnol or Kimberly-Clark, which will be canceled) will be converted into 0.42 of a share of Kimberly-Clark common stock. The merger is subject to certain conditions, including approval by holders of a majority of shares of Tecnol stock and certain regulatory approvals.

Kimberly-Clark is a leading global manufacturer and marketer of personal care, consumer tissue, and away-from-home products. The merger is expected to take place by the end of 1997.

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

(b)  No reports on Form 8-K were filed during the quarter ended August 30, 1997.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TECNOL MEDICAL PRODUCTS, INC.
                                     ------------------------------------------
                                     (Registrant)




Date:  October  14, 1997            /s/Jeffrey A. Nick
                                    ------------------------------------------
                                    JEFFREY A. NICK, Vice President Finance and
                                    Accounting
                                    Duly Authorized Officer and Chief Financial
                                    Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
27                      FINANCIAL DATA SCHEDULE